Form 10KSB
period 2001-03-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2001-06-28
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                 (Name of small business issuer in its charter)
        California                                            33-0795854
------------------------                             --------------------------
(state of incorporation)                             (IRS Employer I.D. Number)

                           3303 Harbor Boulevard, K-5
                              Costa Mesa, CA 92626
                    ----------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: 310-318-2244

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.
                Name of each exchange on which registered: None.


         Securities registered under Section 12(g) of the Exchange Act:

                            Common Stock $0.001 par value
                            -----------------------------
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,072,755

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: All equity is represented by 10,000,000 shares of voting common equity held by an affiliate, Internet Infinity, Inc.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 shares of Common
Stock,  $0.001  par  value.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

     Transitional  Small  Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Item  1.  Description of Business                                             1
     Business  Development                                                    1
     Business  of  Electronic  Media  Central  Corporation                    2
          Products                                                            2
          Suppliers  and  Sub-Contractors                                     3
          Distribution  Methods                                               3
          Competition                                                         3
          Advertising  and  Promotion                                         4
          Dependence on Major Customers and Suppliers                         4
          Patents,  Trademarks  and  Licenses                                 5
          Government  Approval  and  Regulations                              5
          Research  and  Development                                          5
          Cost  of  Compliance  with  Environmental  Laws                     5
          Seasonality                                                         5
          Employees                                                           5
          New  Products  and  Services                                        5

Item  2.  Description  of  Property                                           5

Item  3.  Legal Proceedings                                                   6

Item  4  Submission  of  Matters  to  a  Vote  of  Security  Holders          6

Item  5.  Market  for Common Stock and Related Stockholder Matters            6
     Holders                                                                  6
     Dividends                                                                6
     Recent  Sales  of  Unregistered  Securities                              6

Item  6.  Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                                  6
     Results  of  Operations                                                  7
          Sales                                                               7
          Gross  Margin                                                       7
          Selling,  General  and  Administrative  Expenses                    7
          Net  Profit  (Loss)                                                 8
          Balance  Sheet  Items                                               8
          Liquidity  and  Outlook                                             8

Item  7.  Financial  Statements                                               8

Item  8.  Changes  in  and  Disagreements  With  Accountants  On
     Accounting  and  Financial  Disclosure                                  18

Item  9.  Directors, Executive Officers and Control Persons; Compliance
          With Section  16(a)  of  the  Exchange  Act                        15

Item  10.  Executive  Compensation                                           19

                                      Iii

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and
     Management                                                              21
          Changes  in  Control                                               22

Item  12.  Certain  Relationships  and  Related  Transactions                22

Item  13.  Exhibits  and  Reports  on  Forms  8-K                            25

Signatures                                                                   26

                                     PART I

Item  1.  Description  of  Business.

Business  Development

     Electronic Media Central Corporation was incorporated on March 12, 1998 in the State of California. We commenced sales distribution operations in late 1996 first as a division of Internet Infinity, Inc. and on April 1, 1998 as a 100% wholly owned subsidiary of Internet Infinity, Inc. Internet Infinity, Inc. supplied us with management support to launch our sales distribution activities. No funds have been raised for us since our inception; all operations have been funded from our sales revenue. We conduct our business from our sales
headquarters  office  in  Costa  Mesa,  California.   We first had revenues from
operations in 1996 as a division and in 1998 as a corporate subsidiary of Internet Infinity, Inc.

     Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC. In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years has been 98% owned by George Paul Morris, our chief executive officer and a director, with his wife, Dawn Morris, the controlling shareholders of both Internet Infinity, Inc. and our company. L&M Media is currently supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation.

     The 70-year-old owner of Video Magnetics had primarily sold, to small local companies, videotape duplication services, CD-ROM duplication services, videotape packaging supplies and used videotape duplication equipment. In December 1996, he said he wanted to get rid of the business and retire as soon as possible. He advised us that he believed a new owner would not want to continue the distribution arrangement Video Magnetics had with Electronic Media Central Corporation. A new owner would probably want the customers back that had been given to Electronic Media Central by Video Magnetics through the initial distribution arrangement with L&M Media, Inc., our company and Video Magnetics. A new owner of Video Magnetics would most likely want to take charge of all sales arrangements to grow sales and profits since the 70-year-old owner of Video Magnetics wanted to retire.

   Therefore, the only way to guarantee our right to distribute the products and retain the existing customer base that came from Video Magnetics was to acquire Video Magnetics. Accordingly, George Morris, our chief executive officer and a director, with his wife, Dawn Morris, the controlling shareholders of both Internet Infinity, Inc. and our company, through another company, L&M Media, Inc., in which they have had a 98-percent ownership, bought the business assets of Video Magnetics, LLC.

    If Morris had not acquired Video Magnetics, the sales to existing Video Magnetics customers that had been turned over by Video Magnetics to our company and the availability of Video Magnetics' low-cost, in-house manufacturing facilities would probably have been lost to any other new owner of Video Magnetics. Our company was totally dependent on Video Magnetics for its initial customers and for all products and services to sell. The duplication of videotapes for a customer was a new business for our company and without Video Magnetics; we didn't have any products to sell.

    George Morris and L&M Media with it subsidiary Apple Media Corporation purchased Video Magnetics business assets including $200,000 of equipment in February 1997 for $295,000 with $35,000 cash down and $260,000 in 10% notes to be paid over five years. Apple Media Corporation is a wholly owned subsidiary of L&M Media, Inc. which is 98 percent-owned by George and Dawn Morris, the controlling shareholders, officers and directors of our company.

     As the result of a mediation process in June 1998 between George Morris and the prior owner of Video Magnetics, George Morris agreed to reduce the sales price of Video Magnetic including equipment to L&M Media to $150,000 with a note guaranteed by George Morris to the previous owner of Video Magnetics. Morris and L&M Media are responsible to pay the prior owner of Video Magnetics $3,125 per month with 10% interest until fully paid on or before May 2003. The amount

                                        1

outstanding from Apple Media Corporation for the purchase of Video Magnetics' assets at the end March 31, 2001 is $79,117.95 Our company is not a party to or responsible in any way for the note. L&M Media, Inc. is 98 percent owned by George and Dawn Morris, the controlling shareholders, officers and directors of our company.

     On December 1, 1998, Apple Media Corporation, a wholly owned subsidiary of L&M Media, Inc., assumed all responsibility for business operations of the former Video Magnetics, Inc. Apple Media focuses on the manufacturing and duplication of video, CD and related products. Apple Media Corporation, as a wholly owned subsidiary of L&M Media, Inc. is indirectly 98 percent owned by George and Dawn Morris, since George and Dawn Morris own 98 percent of L&M Media, Inc.

     Apple Media Corporation is the only supplier of products and services to Electronic Media Central Corporation. It provides video packaging supplies, duplication of video, CD and DVD Media on credit terms as needed by Internet Infinity and its subsidiaries

     Apple Media Corporation, as a wholly owned subsidiary of L&M Media, Inc., sources new suppliers of electronic media materials and components at the annual industry "Replitech Exposition" and through the industry trade publication, "Tape & Disk Business." In addition, it continuously checks supplier prices and requests price competition between suppliers.

     Finally, we have created a web site to sell our duplication products and services. The funding to create these sites came from the operating profit of the company and from loans of approximately $50,000 from George Morris, the president of both Internet Infinity and our company. Our company currently has an operational and functional Internet web site at (www.iiemc.com). The company strategy is use the site for prospecting and referral of existing customers not for e-commerce transactions. At the present time, no significant sales can be attributed to the Internet web site.

Business  of  Electronic  Media  Central  Corporation

     Electronic  Media  Central

         -     distributes  electronic  media  duplication  services;

     Products
     --------
     We  have  three  principal  products  and  services:

         -     electronic  media  duplication  and  packaging  services  for  -

               -     compact  disks  ("CD"),

               -     digital  video  disk  ("DVD"),  and

               -     videocassette  tape.

     Our company's sales of electronic media duplication and packaging services are primarily the duplication and packaging of a customer's pre-recorded video programs. The customer's programs are principally used for education, promotion and documentation of the customer's products or services. Our company provides services to create multiple copies of a customer's material on video tape, compact Disks "CD" and DVD formats with related packaging. The main target markets for our services are business, religious, government and other non-profit organizations. Our company does not provide services to the adult entertainment industry.

     We charge a customer for electronic media duplication and packaging services by quoting a price per piece duplicated to the customer. The price is

                                        2

based on the number of pieces duplicated, the length of the customer's program and the specific packaging requirements. The greater the number of pieces a customer orders at one time, the lower the price per piece. A longer customer program will cost more per piece. Packaging costs vary by exact design and the amount of printing and labor involved per the customer specifications.

     Suppliers  and  Sub-Contractors
     -------------------------------

     Our duplication services orders are manufactured and fulfilled through an affiliated company, Apple Media Corporation, at a cost of 80 percent of the total invoice amount billed by us to a customer, including shipping. Apple
Media Corporation is a wholly owned subsidiary of L&M Media, Inc., which is 98-percent-owned by George and Dawn Morris, the controlling shareholders, officers and directors of our company. Apple Media is solely responsible for equipment leases, raw materials and components, manufacturing, sub-contractors, packaging and shipping labor, management and physical plant overhead. We are responsible for sales force compensation, direct sales and accounting clerical support and executive management out of our 20 percent of the invoice discount amount. In addition, Apple Media Corporation also provides, at a cost of $625 a month - or $7,500 for the twelve-month fiscal year ended March 31, 2000 - office facilities, telephone, and utilities to our sales and management staff. This $7,500 is included as part of the 20% discount on purchases from Apple Media Corporation and therefore has no net cost to our Company. This arrangement for office space, utilities and telephone may be terminated by either party without cause or consequence upon 30 days written notice.

     Our Company has agreed to purchase all of its videotape duplication services exclusively from Apple Media Corporation that is a wholly owned subsidiary of L&M Media, Inc., which is 98-percent-owned by George and Dawn Morris, the controlling shareholders, officers and directors of our company.

     Distribution  Methods
     ---------------------

     We distribute our products through in-house employee sales persons working the telephone, fax, mail and the Internet. Shipments are made throughout the United States with a majority in California.

     Our sales representative employees are paid a salary plus an incentive bonus based on the sales volume and gross profit generated each month. The sales representatives are responsible for managing their own account orders and customer service.

     Competition
     -----------

     The electronic media duplication industry is highly competitive. Large competitors such as Technicolor Corporation dominate the large volume market from the movie studios and advertising premium business. Numerous small regional competitors such as our company serve the smaller regional business and nonprofit organization markets. The principal markets for our products and services are local small commercial and non-profit organizations. The typical size of our target customers is under 100 employees. Of the core 200 top customers for the fiscal year ending March 31, 2001, 129 have made a repeat order.

     There are twenty local/regional video duplicators listed in the latest March 2001 "OC/SD Film & Video News" for the Orange County and San Diego California area. Our company ranks third in terms of number of VHS machines available for duplication. No sales numbers or other capacity information is available for these private companies.

     We compete with both price and customer services. Electronic Media Central is located close to very competitive suppliers near the Pacific Coast ports of entry for video materials from China and Korea, and it is constantly shopping for the best price from competing suppliers. This allows us to compete better on price to our customers. Our management is constantly shopping the market for better supplier products, services and prices concerning duplication, shipping, packaging and materials that allow us to offer more value to our customers. This shopping for better supply relationships is done through and along with Apple Media Corporation, since lower costs and better suppliers to Apple Media facilitates better prices and quality to our company and then to the final customers of our company to meet competition. However, we are contractually prohibited from shopping for better relationships except through and along with Apple Media. In addition, we monitor offers from competitors on the Internet, through direct mail and through comparison-shopping to remain competitive. With our competitive prices and our offering special delivery service in Southern California, special design consultation and fast order fulfillment, customers are willing to leave their masters with us for convenient repeat orders. We have the flexibility to handle many special duplication orders and situations at little or no extra charge to the customer. Special services can include conversion from one master format, such as one-inch videotape to a beta master, before duplicating VHS copies. Our sales and management personnel are able to provide advice and assistance to a customer as it prepares its job for duplication with us. Special situations include handling special orders requiring faster turnaround time than normal delivery. We strive to maintain a high level of customer service to be competitive.

     Advertising  and  Promotion
     ---------------------------

     Our advertising and promotion is primarily electronic-media focused. We engage in telephone and fax campaigns to prospect for new customers in the electronic duplication business. In addition, we use direct mail to prospect for new customers.

     Dependence  on  Major  Customers,  Management  and  Suppliers
     -------------------------------------------------------------

     We are not dependent on any single major customer. However, as of the twelve months ended March 31, 2001 approximately 36.7 percent of our sales come from our top four customers. Sales made in an aggregate amount equal to 10% of more of our consolidated revenues include the customers: Royal Olivetti USA, GBG, Inc., Lightning Dubs, and Media Arts Group. The loss of such customers would have a material adverse effect on our company.

Dependence  on  Management

     We are dependent on the continued employment of George Paul Morris our chief executive officer and a director, and his wife, Dawn Morris, the controlling shareholders of both Internet Infinity, Inc, and our company. This dependence will continue until the company hires another chief executive officer and additional management. We are looking for replacement management that has the experience and ability to increase the company sales since neither George Morris nor Dawn Morris are able to provide enough leadership to grow the company sales. However, we cannot guarantee when or if such replacement management can be found.

Dependence  on  Supplier

     We are dependent on Apple Media as the sole supplier of all services and products we resell and distribute and we are contractually prohibited from shopping for better relationships except through and along with Apple Media. Apple Media Corporation is a wholly owned subsidiary of L&M Media, Inc. which is 98 percent-owned by George and Dawn Morris, the controlling shareholders, officers and directors of our company.

Conflict  of  Interest

     There is a conflict of interest with the dependence of our company on Apple Media Corporation as the sole supplier to our company. The exclusive supplier arrangement between our Company and Apple Media Corporation may limit the opportunities with competitive suppliers. Apple Media Corporation is a wholly owned subsidiary of L&M Media, Inc. which is 98 percent-owned by George and Dawn Morris, the controlling shareholders, officers and directors of our company. The arrangement is the Apple Media Corporation will supply our company with all products and services that we sell at a 20% discount or 80% cost of goods to our company based on our invoice to a customer.

     Patents,  Trademarks  and  Licenses
     -----------------------------------

     We  have  no  proprietary  patents,  trademarks  or  licenses.

     Government  Approval  and  Regulations
     --------------------------------------

     We need no governmental approval for the design and marketing of our electronic media. We are not aware of any proposed governmental regulations that would affect our operations.

     Research  and  Development
     --------------------------

     We have budgeted approximately $10,000 in fiscal year 2001 for the continued development of our Internet web site, www.iiemc.com.

     Cost  of  Compliance  with  Environmental  Laws
     -----------------------------------------------

     There  are  no  environmental  laws  that  impact  any  of  our operations.

     Seasonality
     -----------

     Our sales are almost evenly distributed across the year, but there are slight variations, with the fall and winter exceeding the spring and summers seasons for a variety of factors including vacation, school and holiday cycles.

     Employees
     ---------

     We employ four full-time persons and one part-time person. We employ three full time sales representatives and no part-time sales representatives.

     New  Products  and  Services
     ----------------------------

     We are in the process of researching a new sales strategy for the sales of Digital Video Disk ("DVD") and the business card mini-CD by the company. On the supply side, we have identified companies that will transfer videotape programs to CD or DVD and will replicate the CD or DVD as a subcontractor for us. On the selling side, our sales persons are planning to contact all of their existing customers to offer the transfer service and the CD or DVD replication. It is too early in the research process for us to forecast any level of success in the sales of these digital products at this time. However, with our current research, we see the increase of DVD movies offered in stores like Blockbuster and the increase in the DVD machines offered in stores like Circuit city. However, expected competition and market unknowns may not permit the company to succeed in the DVD duplication market.

Item  2.  Description  of  Property.

     Apple Media Corporation ("AMC"), controlled by George and Dawn Morris, provides Electronic Media Central with approximately 600 square feet of office space in Costa Mesa, California, and George Morris, chief executive officer of Internet Infinity, provides it approximately 450 square feet in Redondo Beach, California. Both locations with telephone and utilities are at a cost of $675 a month total to Electronic Media Central. However, the $675 per month is included as an allowance in the 80% cost of goods Electronic Media Central pays Apple Media Corporation. The space provided is part of Electronic Media Central distributorship arrangement with AMC, and AMC may terminate the arrangement for free space at any time with a 30-days notice to Electronic Media Central. There is a large amount of office space available for less than $1.50 a square foot within three miles of the existing office. Electronic Media Central reserves the right to move at any time.

Item  3.  Legal  Proceedings.

     Neither Electronic Media Central nor any of its property is a party to any pending legal proceeding or any known proceeding that a governmental authority is contemplating.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

   None
                                     PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Electronic Media Central Common Stock is not quoted on any stock trading market, and there is no market for the shares of Electronic Media Central at this time.

     On March 31, 2001 there were 10,000,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

Holders

     As of March 31, 2001, 100 percent of the shares of Electronic Media Central were held by Internet Infinity, Inc.

Dividends

     We have paid no cash dividends to our stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

Recent  Sales  of  Unregistered  Securities

     On April 1, 1998 the company sold 1,000 shares of its common stock at $0.001 a share to Internet Infinity, Inc. for $1.00 in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used to effect the sales. This was the initial issuance of capital stock of the company.

     On December 22, 2000, the company issued an additional 9,999,000 shares of its common stock to Internet Infinity, Inc. in exchange for a $9,999 unsecured note receivable in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used to effect the sales.

     The purchaser of the shares is affiliated with the issuer by reason of both companies being under the common control of George and Dawn Morris. The purchaser is fully aware of all material facts concerning the issuer by reason of this common control.

Item  6.  Management's  Discussion  and  Analysis  and  Results  of  Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Results  of  Operations

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2001 and March 31, 2000.

                                Year  Ended  3-31
                                2001         2000
                                ----         ----
Sales                          100.0%       100.0%
Cost  of  sales                 79.9         79.9
                               ------       ------
Gross  margin                   20.1         20.1
Selling,  general  and
    administrative
    expenses                    22.6         11.0
Interest  Income                  .5           .3
                               ------       ------
Net  income  (loss)  before
    income  taxes               (2.1)         9.4

     Sales
     -----

     Sales decreased by $302,221 from $1,374,976 in the fiscal year ended March 31, 2000 to $1,072,755 in the fiscal year ended March 31, 2001, a decrease of
22.0 percent. The decrease in sales was attributable primarily to a decrease in purchases by existing customers caused by the anticipation of a slowing economy. Industry sales for electronic media duplication should stabilize and continue to grow with a more stable economy. Also, the proliferation of CD drives in computers, DVD players and large installed base of videocassette recorders should support demand for media in these players. In addition, the new management focus on CD and DVD media sales and the planned expansion of www.mlmhub.com is expected to continue. Electronic Media Central is also expanding its telemarketing sales force to prospect for sales of duplication services and packaging materials.

     Gross  Margin
     -------------

     Gross margin held steady at 20.1 percent of sales, $276,354 in fiscal year 2000 and $215,395 in fiscal year 2001.

     Selling,  General  and  Administrative  Expense
     -----------------------------------------------

     Selling, general and administrative expenses increased by $91,552 from $151,003, or 11.0 percent of sales, in fiscal year 2000 to $242,555, or 22.6 percent of sales in fiscal year 2001, a total expense increase of 60.6 percent and an increase of 11.6% as a percentage of sales. A breakdown of the increases is bad debt write-off of $36,021, which includes a $35,650 one-time write-off of a related-party receivable from Apple Media Corporation offset by a payable to a related-party L&M Media as part of the clean-up of the balance sheet with the Form 10-SB filing for Electronic Media Central. Sales commissions increased from $6,516 to $13,020 primarily as the result of a sales representative working as an independent agent in Arizona. Insurance expense increased, with the allocation of the directors' and officers' policy for the new United States Securities Exchange Commission reporting status of our company, from $5,295 to $14,798. Office expense increased from $1,241 to $7,586 from increased sales efforts. Professional fees increased from $9,5587 to $25,931 primarily for accounting necessary to complete the Form 10-SB filing that changes Electronic Media Central into a fully reporting company with the Securities Exchange Commission. Salaries and related expenses increased from $101,720 to $130,506 as part of the attempt to increase sales.

     Net  Profit  (Loss)
     -------------------

     We had a net loss from operations, after interest income and a provision for income taxes, in the fiscal year ended March 31, 2001, of $22,825, or $0.008 diluted net loss per share of our common stock. In the fiscal year ended March 31, 2000, we had a net profit from operations, after a provision for income taxes, of $87,346, or $87.35 a share of common stock based on the 1,000 shares then outstanding. The loss of 2.1 percent of sales for fiscal year 2001 versus the profit of 9.4 percent for fiscal year 2000 is due to the 22.0 percent decrease in sales in fiscal year 2001 of $1,072,755, down from fiscal year 2000's $1,374,976 while operating expenses increased by 60.6 percent from $151,003 for fiscal year 2000 to $242,555 for fiscal year 2001.

     Balance  Sheet  Items
     ---------------------

     The net loss for the fiscal year ended March 31, 2001,of $22,285 reduced the retained earnings from $146,809 on March 31, 2000, to $123,984 on March 31, 2001. Our cash position increased $6,631 from $20,221 for the fiscal year ended March 31, 2000, to $26,852 for the fiscal year ended March 31, 2001. Accounts receivable from non-affiliates, net of allowance for doubtful accounts, decreased by $28,912 from $112,7945 at the end of fiscal year 2000 to $82,882 at the end of fiscal year 2001. Amounts due from affiliates of $54,754 consists of $23,243 from Morris & Associates, Inc., a subsidiary 100% owned by Internet Infinity, Inc., and $31,511 from Internet Infinity, Inc., the 100% owner of Electronic Media Central common shares, resulting from inter-company transactions involving transfers of cash.

     Liquidity  and  Outlook
     -----------------------

     We have been able to stay in operation only (1) with the services provided by Apple Media Corporation, a wholly-owned subsidiary of L&M Media, Inc., a supplier of electronic media duplication services, which is under the control of George and Dawn Morris, the controlling shareholders and principal officers of both Electronic Media Central and Internet Infinity and (2) from the cash flow generated by Electronic Media Central from the sale of electronic media duplication services. George and Dawn Morris personally advanced funds to Electronic Media Central when needed. George and Dawn Morris also acquired Video Magnetics, an insolvent electronic media duplication company with their personal cash and proceeded to turn around the situation for the benefit of Electronic Media Central by providing services to sell. Since early 1997, sales from electronic duplication services have continued to provide the funds to prepare Electronic Media Central to be a reporting public company to the United States Securities Exchange Commission.

     Electronic Media Central management believes that we will generate sufficient cash flow to support operations during the twelve months ended March 31, 2002. Sales should continue to grow, and Electronic Media Central should generate a net profit and positive cash flow from operations now that the Form 10-SB filing with the Securities Exchange Commission has been completed.

     In addition to cash provided from operations, loans from George Morris can provide additional cash to Electronic Media Central. And trade credit from Apple Media, Corp. will support the cash flow needs of Electronic Media Central.

   The payment record of our existing customers has been good with low bad-debt losses for over two years from duplication service customers. Accordingly, management believes the risk of non-payment in the future is manageable. In addition, Electronic Media Central accounts receivable are insured against loss through Internet Infinity by CNA Insurance to further protect Electronic Media Central from loss.

Item  7.  Financial  Statements.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Electronic Media Central Corporation

We have audited the accompanying balance sheet of Electronic Media Central Corporation (a California Corporation) as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the two years ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Media Central Corporation as of March 31, 2001, and the results of its operations and its cash flows for the two years ended March 31, 2001 in conformity with generally accepted accounting principles.


/s/  Caldwell,  Becker,  Dervin,  Petrick  &  Co.,  L.L.P.

CALDWELL,  BECKER,  DERVIN,  PETRICK  &  CO.,  L.L.P.
Woodland  Hills,  California

June  20,  2001

                      ELECTRINIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2001

                                     ASSETS

CURRENT  ASSETS
  Cash                                                           $     26,852
  Accounts  receivable,  net  of  allowance  for
    doubtful accounts of $ 6,300 (Note 2)                              83,882
                                                                 ------------

          Total Current Assets                                        110,734
                                                                 ------------

OTHER  ASSETS
  Due from affiliates (Note 4a)                                        54,754
                                                                -------------

          Total Assets                                          $     165,488
                                                                =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
  Accounts payable and accrued expenses                         $     28,490
  Accounts payable - related company (Note 4b)                         3,847
  Accrued payroll                                                      2,926
  Due to officer (Note 3)                                              6,240
                                                                ------------

          Total Current Liabilities                                   41,503
                                                                ------------


STOCKHOLDERS'  EQUITY
  Preferred  stock,  par  value  $.001;
    authorized  10,000,000  shares;  issued
    and outstanding 0 shares                                              --
  Common  stock,  par  value  $.001;
    authorized  40,000,000  shares;  issued
    and outstanding 10,000,000 shares                                 10,000
  Unpaid  stock  subscription                                         (9,999)
  Retained earnings                                                  123,984
                                                                ------------

          Total Stockholders' Equity                                 123,985
                                                                ------------

          Total  Liabilities  and  Stockholders'  Equity        $    165,488
                                                                ============

    The Accompanying Notes are an Integral Part of the Financial Statements.

                      ELECTRINIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                   2001            2000
                                              -------------    -------------
REVENUE (NET)                                 $  1,072,755     $  1,374,976

COST OF SALES (Affiliated company)                 857,360        1,098,622
                                              ------------     ------------

          Gross Profit                             215,395          276,354

OPERATING EXPENSES                                (112,049)         (49,283)
SALARIES AND RELATED EXPENSES                     (113,506)        (101,720)
                                              -------------    -------------

          Net Income (Loss) Before Other
          Income  and  Provision for
          Income Taxes                             (27,160)         125,351

OTHER  INCOME
    Interest income                                  5,135            3,795
                                              ------------     ------------

          Net Income (Loss) Before
            Income Taxes                           (22,025)         129,146

(PROVISION)  FOR  INCOME  TAXES  (Note  6)
    Current                                           (800)            (800)
    Deferred                                            --          (41,000)
                                              ------------     ------------

          Net Income (Loss)                   $     (22,825)   $     87,346
                                              =============    ============
Basic and diluted net income (loss)
  per share (Note 7)                          $       (.008)   $      87.35
                                              =============     ===========

    The Accompanying Notes are an Integral Part of the Financial Statements.

                      ELECTRINIC MEDIA CENTRAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                      Common Stock       Unpaid                  Total
                   ------------------
                                          Stock      Retained  Stockholders'
                    Shares    Amount   Subscription  Earnings    Equity
                  ----------  -------  ------------  --------  ------------
Balance
  March 31, 1999       1,000  $     1    $     --    $ 59,463  $     59,464

Net income at
  March 31, 2000          --       --          --      87,346        87,346
                   ---------  -------    --------    --------   -----------

Balance
  March 31, 2000       1,000        1          --     146,809       146,810

Common  stock
  issued           9,999,000    9,999      (9,999)         --            --

Net  loss  at
  March 31, 2001          --       --          --     (22,825)      (22,825)
                   ---------  -------    --------    --------    ----------
Balance
  March 31, 2001  10,000,000  $10,000    $ (9,999)   $123,984    $  123,985
                  ==========  =======    ========    ========    ==========




    The Accompanying Notes are an Integral Part of the Financial Statements.

                      ELECTRINIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                                          2001         2000
                                                       ----------   -----------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                   $  (22,825)   $   87,346
  Adjustment to reconcile net income to cash
    provided (used) by operating activities:
      Write down of asset-related party receivable        35,650            --
      (Increase) decrease in accounts receivable          28,912       (21,002)
      Increase (decrease) in accrued payroll                (286)         (915)
      Increase (decrease) in accounts payable             26,886         1,009
      Increase (decrease) in accounts payable -
        related company                                   (2,000)      (38,246)
                                                      ----------    ----------
        Net Cash Flows Provided by
          Operating Activities                            66,337        28,192
                                                      ----------    ----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Decrease in due from officer                            16,077            --
                                                      ----------    ----------
         Net Cash Flows Provided by
           Investing Activities                           16,077            --
                                                      ----------    ----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  (Increase) in due from affiliates                      (82,023)      (56,088)
  Increase (decrease) in due to officer                    6,240       (11,274)
  Addition to note payable to affiliate                       --         4,720
                                                      ----------    ----------

          Net Cash Flows (Used) by
            Financing Activities                         (75,783)      (62,642)
                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH                            6,631       (34,450)

CASH AT THE BEGINNING OF THE YEAR                         20,221        54,671
                                                      ----------    ----------

CASH AT THE END OF THE YEAR                           $   26,852    $   20,221
                                                      ==========    ==========

ADDITIONAL  DISCLOSURES:

  Taxes paid                                          $      800    $      800
                                                      ==========    ==========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

  Bad debt write off for related party loan           $   35,650    $        0
                                                      ==========    ==========

    The Accompanying Notes are an Integral Part of the Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

On April 1, 1998, Electronic Media Central Corporation (the Company) was incorporated in California (formerly a division of Internet Infinity, Inc.), and is owned 100% by Internet Infinity, Inc. (III). The Company has previously and is currently reporting and filed as part of III's consolidated financial statements. The Company is engaged in the sale of blank electronic media, such as videotapes, and the duplication, replication and packaging of DVD's, CD's, video tapes, and audiotapes.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Reclassifications

Certain prior year balances have been reclassified to conform to the current year's presentation.

Cash  and  Cash  Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, bank balances and short-term investments with a maturity of three months or less.

Accounts  Receivable

Uncollectible accounts receivable are written off as bad debt expenses at the end of each year. For the fiscal year ended March 31, 2001, bad debt expenses totaled $36,021. Allowance for bad debts are recorded at five percent of accounts receivable. Increase or decrease in the allowance for bad debts is offset against bad debt expenses. For the fiscal year ended March 31, 2001, allowance for bad debts were not changed. Of the $36,021 bad debts, $35,650 related to a write off of a related-party receivable.

Long-Lived  Assets

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. If an impairment were to exist, it would be measured as the excess of the carrying amount of the asset over the discounted cash flow value of the asset. The carrying amount of the asset is its cost less any accumulated depreciation or amortization.

Consolidated  Tax  Returns

The Company files consolidated federal and state income tax returns with its parent company. In accordance with the intercorporate tax allocation policy, the Company pays to or receives from the parent company, amounts equivalent to federal and state income tax charges or credits based on separate company taxable income or loss using the statutory rates.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation."

APBO No. 25 requires no recognition of compensation expense for most of the stock-based compensation agreements provided by the Company where the exercise price is equal to the market value at the date of grant. However, APBO No. 25 also requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock.

In contract, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. See Note 14 for pro forma disclosures required by SFAS No. 123 plus additional information on the Company's stock options.

The  Company  has  no  stock  based  compensation  plans  as  of March 31, 2001.

Deferred  Income  Tax  Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheet. The liability method (FASB
109) is used to account for these temporary differences. A valuation allowance is provided against deferred tax assets for when it is determined to be more likely than not that the asset will not be realized.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Revenue  Recognition

Income and expenses are recorded on the accrual basis of accounting. Revenue is recognized from sales when a product is shipped and collection is probable and the fee is fixed and determinable. Expenses are recognized when incurred. Adoption of SAB 101 has had no effect on the way the Company recognizes revenue. The Company has not had to change their accounting policies to comply with SAB 101.

Segment  Reporting

The Company is a single segment reporting entity. At the current time, all sales and related expenses are from the sale of blank electronic media such as videotapes and the duplication, replication and packaging of DVD's, CD's, video tapes and audio tapes.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Earnings  Per  Share  of  Common  Stock

The Company adopted SFAS No. 128, "Earnings Per Share", in the fourth quarter of fiscal 1999. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculations did not result in any change to the Company's previously reported earnings per share for all years presented.

NOTE  3  -  DUE  TO  OFFICER

The payable is to George Morris, the Company's President. There is no interest, and no specific terms of repayment. It is anticipated that this amount will be repaid in the next year.

NOTE  4  -  RELATED  COMPANY  TRANSACTIONS

a)  Due from affiliates:  Due from Morris and
    Associates (M&A) - Due from affiliate represents
    various inter-company transactions involving
    transfers of cash.  There are no specific terms
    for  repayment.  (See  Note  8).                              $     23,243

    Due from III  -  These are various intercompany
    transactions involving transfers of cash.  III1 owns
    100% of the stock of the Company.  There are no
    specific terms for repayment.                                       31,511
                                                                  ------------

                                                                  $     54,754
                                                                  ============

b)  Accounts payable - related company: Trade accounts
    payable to Apple Media Corporation (AMC).  AMC is
    owned  98% by George Morris. As of the fiscal year
    ended  March 31, 2000, AMC became a subsidiary of
    L&M Media, Inc.  The Company's President owned 98%
    of L&M Media  (See Note 5).                                   $     3,847
                                                                  ===========

The Company utilizes office space, telephone and utilities provided by AMC. George Morris, the Company's President, owns 98% of AMC. An estimate of the monthly values for office space, telephone and utilities, of $675 has been expensed, with an offsetting credit against the accounts payable of AMC (see "b", above). For the years ended, March 31, 2001 and 2000, the total of $8,100 for each year was recorded for the above expenses.

NOTE  5  -  CONCENTRATION  OF  CREDIT  RISK

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of businesses comprising the Company's geographically dispersed customer base. For the fiscal year ended March 31, 2001, revenue from five customers represents 37% of the Company's total revenue, and 46% of the Company's outstanding accounts receivable.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE  5  -  CONCENTRATION  OF  CREDIT  RISK  (CONTINUED)

The Company's only supplier of products is AMC. The Company's cost for the product is approximately 80% of the selling price. AMC is a subsidiary of L&M Media, Inc., which is owned 98% by George Morris.

NOTE  6  -  (PROVISION)  FOR  INCOME  TAXES

The components of the (provision) for income taxes are as follows:

                                                          2001         2000
                                                       ----------   -----------
     Current:
       Federal                                        $       --    $       --
       State                                                (800)         (800)
                                                      ----------    ----------

                                                            (800)         (800)

     Deferred  (Provision):
       Federal                                                --       (29,584)
       State                                                  --       (11,416)
                                                      ----------    ----------

                                                              --       (41,000)
                                                      ----------    ----------

           Total (Provision) for Income Taxes         $     (800)   $  (41,800)
                                                      ==========    ==========

The Company files federal and state income tax returns as part of a consolidated group. Therefore, this Company does not have a deferred tax asset or liability, as it is part of inter-company transactions (See Note 8).

NOTE  7  -  NET  INCOME  (LOSS)  PER  SHARE

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                                          2001         2000
                                                       ----------   -----------
Basic net income (loss)                               $  (22,825)   $   87,346
                                                      ==========    ==========

Weighted  average  common  shares  outstanding         2,740,452         1,000
                                                      ==========    ==========

Basic  and  diluted net income (loss) per share       $    (.008)   $    87.35
                                                      ==========    ==========


NOTE  8  -  DEFERRED  INCOME  TAXES

A deferred tax provision of $0 and $41,000 results from a loss for March 31, 2001, and income for March 31, 2000, recognized by the Company. In accordance with the intercorporate tax allocation policy (See Note 2), the Company has recorded the aforementioned amounts as 'due to an affiliate' for the years ended March 31, 2001 and 2000.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     On August 25, 1999 George Brenner resigned as our independent accountant. He resigned for the reason that, as a sole practitioner, he could not obtain adequate and price competitive professional liability insurance. He continues to assist Electronic Media Central in the preparation of accounting books and records for our Auditors.

     None of his reports on our financial condition for the last two years contained an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Mr. Brenner, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure which, if not resolved to Mr. Brenner's satisfaction, would have caused him to make reference to the subject matter of the disagreements in connection with his reports.

     On September 29, 1999 the company engaged Caldwell, Becker, Dervin, Petrick & Co., L.L.P., of Woodland Hills, California as its principal accountant to audit its financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Electronic Media Central's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2001, the directors' terms of office and the period each director has served are set forth in the following table:

Person                      Positions  and  Officers            Since    Expires
------                      ------------------------            ------   -------
George Morris, 72        Chairman of the Board of Directors  -   1996      2002
                         Acting  President/CEO

Roger Casas  52          Director                                1999      2002
                         Vice President Operations

Dawn Morris, 46          Member of the Board of Directors        1996      2002
                         Vice President Marketing

Shirlene Bradshaw, 62    Member of the Board of Directors        1999      2002
                         Business  Manager


     GEORGE MORRIS, Ph.D. Dr. Morris has been the full time Chairman of the Board of Directors, principal shareholder, Vice President or Acting President/Chief Executive Officer and Secretary of Electronic Media Central since Electronic Media Central was incorporated March 12, 1998. George Morris has also been the Chairman and Vice President of Internet Infinity, Inc., the parent company and owner of 100% of Electronic Media Central shares. George is also the President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Electronic Media Central and its affiliates. Morris has produced over 20 computer-training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Electronic Media Central and its affiliate distribution and supplier agreements. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Electronic Media Central and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 - 1999). During this period Dr. Morris served a Department Chairman for the Management and Marketing Departments. Morris has since retired from teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

     ROGER CASAS. Mr. Casas has been a Member of the Board of Directors and the Vice President of Operations of Electronic Media Central since 1998. Roger has managed production, personnel, helped coordinate marketing efforts and managed packaging, printing and shipping on a daily basis. Prior to joining Internet Infinity, Mr. Casas was a computer software marketing manager at More Media and a Financial Consultant for Stonehill Financial in Bel Air, California from 1986 to 1987 an Account Executive for Shearson Lehman Brothers in Rolling Hills, California from 1984 to 1986 and Dean Witter Reynolds in Torrance, California, and the owner and operator of the Hillside restaurant in Torrance, California. Mr. Casas earned a Bachelor of Science in Business Administration, from Ashland University in Ashland, Oregon, along with a Bachelor of Art in Marketing and Psychology. Mr. Casas holds Series 22 and 7 licenses with the National Association of Securities Dealers, Inc. and is a registered representative with Morris Financial.

     DAWN MORRIS. Ms. Morris has been the President, Vice President, a principal shareholder and a Director of Electronic Media Central since 1998. She has also been the Vice President of L&M Media, Inc. since 1990, now an affiliate of Electronic Media Central Ms. Morris has also been the Manager of Corporate Finance/Mergers and Acquisitions and a registered representative with Morris Financial, Inc., a NASD member broker-dealer firm, since 1994. She has been responsible for the development of educational and computer training video programs, some of which have been, produced in CD-ROM and other multimedia versions. Ms. Morris has produced finance and investment, as well as commercial and infomercial programs. Prior to joining the predecessor company in 1984, Ms. Morris was a Senior Account Representative in the Office Products Division of Xerox Corporation, and a Sales Manager at Joseph Magnin Stores. Ms Morris earned a Bachelor of Business Administration in Marketing from California State University and studied television production and directing at UCLA and California State University. Dawn Morris was nominated for Woman Graduate of the Year in the California State University System.

     SHIRLENE BRADSHAW. Ms. Bradshaw has been a Member of the Board of Directors of Electronic Media Central since 1999. Shirlene has served as the Business Manager of Electronic Media Central since 1998. She has managed accounting including, receivable and payable processing and helped coordinate the supplier relationship with the Apple Media Corporation supplier. She was the Business Manager for More Media, a provider of consumer special interest training programs and a predecessor company of Morris & Associates, Inc. for over six years from 1992 to 1998. She had extensive experience in office management and accounting before joining Internet Infinity.

Item  10.  Executive  Compensation.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid by the affiliate company Internet Infinity, Inc. to George Morris, the president of the company and to Dawn Morris, the vice president of the company as officers of both Internet Infinity, Inc. and Electronic Media Central Corporation, during the last three fiscal years. 100% of the shares of the company are held by Internet Infinity, Inc.


For  George  Morris

                                                            Long  Term  Compensation
                                                            ------------------------
                                         Awards
                                   -----------------------
      Annual  Compensation                     Securities
---------------------------------              ----------
                                               Underlying          Payouts
                                               ----------   ------------------------
                     Other Annual  Restricted  Options/     LTIP          All  Other
                     ------------  ----------  ----------   -------      ------------
Year  Salary  Bonus  Compensation Stock Awards SARS         Payouts      Compensation
----  ------  -----  ------------ ------------ ----------   -------      ------------
2001  16,700    0          0          0            0           0               0
2000  30,999    0          0          0            0           0               0
1999  37,700    0          0          0            0           0               0



For  Dawn  Morris

                                                            Long  Term  Compensation
                                                            ------------------------
                                         Awards
                                   -----------------------
      Annual  Compensation                     Securities
---------------------------------              ----------
                                               Underlying          Payouts
                                               ----------   ------------------------
                     Other Annual  Restricted  Options/     LTIP          All  Other
                     ------------  ----------  ----------   -------      ------------
Year  Salary  Bonus  Compensation Stock Awards SARS         Payouts      Compensation
----  ------  -----  ------------ ------------ ----------   -------      ------------
2001  11,600    0          0          0            0           0               0
2000   9,960    0          0          0            0           0               0
1999   1,000    0          0          0            0           0               0


     George Morris received a salary of $16,700 and Dawn Morris received $11,660 from Internet Infinity, Inc. In related party transaction, the Morris Group, a dba of Apple Realty, Inc. received $60,000 in consulting fees for the fiscal year ended March 31, 2001. George Morris owns 100% and is the president of Apple Realty, Inc./dba Morris Group and the president of Internet Infinity, Inc and our chief executive officer and a director, with his wife, Dawn Morris, the controlling shareholders of both Internet Infinity, Inc. and our company.

     The  Morris  Group  is  helping  Electronic  Media  Central Corporation and
Internet Infinity, Inc. business development by creating new skills and technologies for digital video production services and the conversion of analog video to digital video for CD and the Internet. In addition, Apple Realty, Inc dba/ Morris Group is helping the company develop and implement as strategy for possible merger and acquisition activity by Electronic Media Central Corporation and Internet Infinity, Inc.

Stock  Options

     There have been no stock options granted by Electronic Media Central. However, set forth below are the stock options granted to the officers and directors of Internet Infinity. Internet Infinity holds 100% of the shares of Electronic Media Central.

     During the last three fiscal years, the officers and directors of Internet Infinity have received the following Stock Options:

                   Fiscal Year   No. of Shares   Exercise Price  Expiration Date
                   -----------   -------------   --------------  ---------------
  George  Morris       2001              0
                       2000         100,000          $0.360          9/30/04
                       1999         200,000          $0.308          1/24/04

  Dawn  Morris         2001               0
                       2000         100,000          $0.360          9/30/04
                       1999         200,000          $0.308          1/24/04

  Kathy  Boag          2001               0
                       2000               0
                       1999          20,000          $0.308          (2)

  Roger  Casas         2001               0
                       2000               0
                       1999          30,000          $0.308          (3)

  Shirlene  Bradshaw   2001               0
                       2000               0
                       1999          20,000          $0.308          (4)

  Hollywood  Riviera
    Studios(1)         2001               0
                       2000               0
                       1999         517,242          $0.314          1/3/04

________________________

(1) These options are under the control of George Morris, chief executive officer of Internet Infinity.
(2)  10,000  of  these  options  expire on 3/30/03 and 10,000 expire on 3/30/04.
(3) 10,000 of these options expire on 3/30/03, 10,000 expire on 3/30/04 and 10,000 expire on 1/24/04.
(4)  10,000  of  these  options  expire on 3/30/03 and 10,000 expire on 3/30/04.


Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The 10,000,000 common shares outstanding of Electronic Media Central are 100% owned by Internet Infinity, Inc. The table below sets forth, as of March 31, 2001 the number of shares and percentage of the total of 10,419,880 common stock outstanding of Internet Infinity beneficially owned by each officer and director of Internet Infinity individually and as a group, and by each owner of more than five percent of the common stock.

                                                              Percent  of
                                              Number          Outstanding
     Name  and  Address                    of  Shares            Shares
     ------------------------------        ----------         ------------
     L&M  Media,  Inc.  (1)                 4,535,714             43.53
     663  the  Village
     Redondo  Beach,  CA  90277

     Dawn  Morris                           1,238,000             11.88
     663  the  Village
     Redondo  Beach,  CA  90277

     Hollywood  Riviera  Studios  (1)       1,034,482              9.93
     663  the  Village
     Redondo  Beach,  CA  90277

     George  Morris,  Chairman/CEO            938,000              9.00
     663  the  Village
     Redondo  Beach,  CA  90277

     Kathy  Boag,  Vice  President               500                .01
     16548  Bolsa  Chica  St  #154
     Huntington  Beach,  CA  92649

     Roger  Casas,  Vice  President           12,000                .12
     108  E.  228th  St
     Carson,  CA  90745

     Shirlene  Bradshaw,  Director            10,000                .10
     1900  W.  Artesia  #38
     Gardena,  Ca  90745

     Officers  and  Directors
     as  a  group  (5  persons)(2)         7,769,196              74.56

________________________

(1) The shares owned of record by L&M Media, Inc. and Hollywood Riviera Studios are under the control of George Morris.

(2) These officers and directors are George Morris and Dawn Morris, his spouse.

Changes  in  Control

     There are no arrangements which may result in a change in control of Internet Infinity.

Item  12.  Certain  Relationships  and  Related  Transactions.

     Our company is under the control of George and Dawn Morris, husband and wife, who beneficially own 74.56 percent of all outstanding stock of Internet Infinity, Inc. Internet Infinity owns 100% of the shares of Electronic Media Central.

     The basis of their control, and the relationship of all affiliates of Internet Infinity, are depicted in the following chart:

     1.     George  and  Dawn  Morris
            -------------------------

          a.     They  own  98  percent  of  L&M  Media,  Inc.

                  i.     It  owns  100  percent  of  Apple  Media  Corporation

                 ii.     It  owns  43.53  percent  of  Internet  Infinity,  Inc.

          b.     They  own  100  percent  of  Hollywood  Riviera  Studios

                  i.     It  owns  9.93  percent  of  Internet  Infinity,  Inc.

          c.     They  own  20.88  percent  of  Internet  Infinity,  Inc.

                  i.     It owns 100  percent of Electronic Media Central Corp.

                 ii.     It  owns  100  percent of Morris  &  Associates,  Inc.

     Summary
     -------

      .98     x     .4353     =     .4266
     1.00     x     .0993     =     .0993
                    .2088     =     .2088
                                    ------

     George  and  Dawn  Morris
        beneficially  own           .7347 of  Internet  Infinity,  Inc.  and
                                          Electronic  Media  Central Corporation
                                          Electronic Media  Central Corporation
                                          shares  are  100%  owned by  Internet
                                          Infinity,  Inc.

Electronic  Media  Central  Corporation,  L&M  Media,  Inc.  and  Apple  Media
------------------------------------------------------------------------------
Corporation  Operating  Structure
---------------------------------

     We buy all of our duplication and blank video products and services from Apple Media Corporation ("AMC"), a manufacturing company under the control of and owned by George and Dawn Morris, directors, executive officers and major shareholders of Electronic Media Central Corporation and Internet Infinity. Due to a lack of working capital available to Electronic Media Central Corporation, George and Dawn Morris acquired the predecessor to AMC, known as Video Magnetic, LLC, in order that it would continue to provide a sales distribution opportunity for Electronic Media Central Corporation. Internet Infinity had earlier established a distribution arrangement with Video Magnetics, LLC in 1996 and Electronic Media Central Corporation has continued the same arrangement. When the previous owner indicated he would sell Video Magnetics and terminate the distribution arrangement with our company, the Morris bought Video Magnetics to maintain the product source. Video Magnetics was an insolvent company at the time of the Morris acquisition. However, the successor company to Video Magnetics, Apple Media Corporation, is solvent. George and Dawn Morris finally settled the purchase transaction for Video Magnetics through mediation and are paying the purchase notes over the next two years.

     Electronic Media Central Corporation takes title to the products it purchases from Apple Media Corporation, which is 98 percent owned by George Morris, president of Electronic Media Central Corporation and Internet Infinity, just as it did under the original distributorship agreement with independently owned Video Magnetics, LLC. This distributorship model for taking title and selling as an independent distributor is planned for other, future business arrangements.

     Under this distributorship arrangement, Electronic Media Central Corporation is responsible for the collection of accounts receivable from duplication sales and must collect them or take a bad debt loss. However, Internet Infinity carries CNA accounts receivable loss insurance to help indemnify large losses. As is standard business practice with a drop-ship arrangement, Electronic Media Central does not carry an inventory.

     The process for taking orders, shipping, billing and collection is as follows: When Electronic Media Central sell duplication products and services to an independent customer, we first determine the sales credit terms that will be given to the customer based on a credit worthiness review. If the order will be shipped on an open account basis and is over approximately $5,000, we contact our accounts receivable insurance company, CNA, for credit insurance approval. After credit terms and freight are determined by Electronic Media Central Corporation, we issue a purchase order to Apple Media Corporation, which is 98 percent owned by George Morris, the president of Electronic Media Central Corporation and Internet Infinity, for the products and services ordered including shipping. Apple Media sources materials and components, manufactures or assembles and drop ships the order to the Electronic Media Central Corporation customer. Electronic Media Central Corporation invoices the customer for the products and services delivered and credits its sales account and debits the accounts receivable account in the Electronic Media Central Corporation general ledger at the time of shipment and invoicing. Electronic Media Central Corporation is responsible for collecting the accounts receivable from the customers. Apple Media grants a 20 percent wholesale trade discount to Internet Infinity on the order amount and charges Electronic Media Central Corporation at the time of shipping. Electronic Media Central Corporation is solely responsible for the payment of its accounts payable to Apple Media, Inc. The CNA accounts receivable loss insurance does not cover losses under $5,000 and the policy has a $10,000 deductible.

     The major risk for Electronic Media Central is the non-payment of accounts receivable from an order. Internet Infinity remains responsible for payment of the wholesale cost of the order to Apple Media even if a customer doesn't pay. Electronic Media Central Corporation has no inventory and has no inventory shrinkage and obsolescence. However, the absence of an Electronic Media Central Corporation inventory and the control of any inventory by a supplier to Electronic Media Central Corporation have operated to reduce our control over the shipping priority of orders.

Electronic  Media  Central  Corporation  and  Internet  Infinity,  Inc.
-----------------------------------------------------------------------

     Electronic Media Central Corporation has been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998. Our company operates independently of Internet Infinity but shares in common the office facilities and officers and directors George Paul Morris, Dawn Morris, Roger Casas and Shirlene Bradshaw.

     Our company files consolidated federal and state income tax returns with its parent company, Internet Infinity, Inc. In accordance with the intercorporate tax allocation policy, our company pays to or receives from the parent company amounts equivalent to federal and state income tax charges or credits based on separate company taxable income or loss using the statutory rates.

     Electronic Media Central Common Stock is not quoted on any stock trading market, and there is no market for the shares of Electronic Media Central at this time.

     On March 31, 2001 there were 10,000,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

Item  13.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

       2     -     Articles  of  Incorporation  of Electronic Media Central
                   Corporation*

       2.1   -     Bylaws  of  Electronic  Media  Central  Corporation*

      10     -     Distribution  Agreement  Between  Electronic  Media  Central
                   and  L&M  Media,  Inc.,  dba  Apple  Media**

      16     -     Resignation  of  George  Brenner,  C.P.A.,  as  independent accountant  for  Electronic  Media  Central**

*Previously filed with Form 10-SB, Commission file number 000-32345; incorporated herein.

**Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

(b)     Reports  on  Form  8-K

        None

                                   SIGNATURES

     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June  28,  2001          ELECTRONIC  MEDIA  CENTRAL  CORPORATION



                               By:/s/George Paul Morris
                                  -------------------------------------------
                                  George Paul Morris, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  June  28,  2001         /s/George Paul Morris
                               ---------------------------------------------
                               George  Paul  Morris,  Director



Date:  June  28,  2001          /s/Roger Casas
                               ---------------------------------------------
                               Roger  Casas,  Director



Date:  June  28,  2001          /s/Dawn Morris
                               ---------------------------------------------
                               Dawn  Morris,  Director



Date:  June  28,  2001          /s/Shirlene Bradshaw
                               ---------------------------------------------
                               Shirlene  Bradshaw,  Director