Form 10QSB
period 2001-06-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2001-08-13
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                      ELECTRONIC MEDIA CENTRAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Commission File No. 0-32345
                       State of Incorporation: California
                      IRS Employer I.D. Number: 33-0795854


                           3303 Harbor Boulevard, K-5
                          Costa Mesa, California 92626
                             Telephone 714-434-0433
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of June 30, 2001, there were 10,000,000 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                  JUNE 30, 2001
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
    Cash                                                              $     761
    Accounts  receivable,  net  of  allowance  for  doubtful
      accounts of $6,300                                                116,942
    Due from affiliates - current portion                                 1,850
                                                                       --------

          Total Current Assets                                          119,553
                                                                       --------

OTHER  ASSETS
    Due from affiliates, net of current portion                          45,058
                                                                      ---------

          Total Assets                                               $  164,611
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
    Accounts payable and accrued expenses                            $   32,133
    Due to officer                                                       11,013
                                                                      ---------

          Total Current Liabilities                                      43,146
                                                                      ---------

STOCKHOLDERS'  EQUITY
    Preferred stock, par value $.001; authorized 10,000,000
      shares; issued and outstanding 0 shares                                 -
    Common stock, par value $.001; authorized 40,000,000
      shares; issued and outstanding 10,000,000 shares                   10,000
    Unpaid  stock  subscription                                          (9,999)
    Retained earnings                                                   121,464
                                                                     ----------

          Total Stockholders' Equity                                    121,465
                                                                     ----------

          Total Liabilities and Stockholders' Equity                $   164,611
                                                                     ==========


                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  JUNE 30, 2001
                                  (UNAUDITED)

                                                      For the Three-Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2001          2000
                                                      -----------    ----------
REVENUE (NET)                                         $  270,776     $  315,921

COST OF SALES - RELATED PARTY                            214,596        248,526
                                                       ---------      ---------
          Gross Profit                                    56,180         67,395

OPERATING  EXPENSES                                      (17,307)       (16,430)

SALARIES AND RELATED EXPENSES                            (40,593)       (33,446)
                                                       ---------      ---------
          Net Income (Loss) Before Provision
            for Income Taxes                              (1,720)        17,519

(PROVISION) BENEFIT FOR INCOME TAXES                        (800)          (800)
                                                       ---------      ---------

          Net Income (Loss)                           $   (2,520)    $   16,719
                                                       =========      =========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:        $        -     $    16.72
                                                       =========      =========

WEIGHTED-AVERAGE  COMMON  SHARES  OUTSTANDING:

    Basic                                              5,233,353          1,000
                                                       =========      =========

    Diluted                                            5,627,353          1,000
                                                       =========      =========

                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  JUNE 30, 2001
                                  (UNAUDITED)

                                                      For the Three-Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2001          2000
                                                      -----------    ----------
CASH FLOWS PROVIDED (USED) BY OPERATING
  ACTIVITIES:
    Net income (Loss)                                $    (2,520)    $   16,719
    Adjustments to reconcile net (loss) to net
    cash provided (used) by operating  activities:
      (Increase) decrease in accounts receivable         (33,060)         6,124
      Increase in current liabilities and
        accrued  expenses                                   717           5,732
                                                      ---------       ---------

          Net Cash Flows Provided (Used) by
            Operating Activities                        (34,863)         28,575
                                                     ----------       ---------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Decrease in due from officer                              -           1,895
                                                     ----------       ---------

          Net Cash Flows Provided by
            Investing Activities                              -           1,895
                                                     ---------       ----------

CASH FLOWS PROVIDED (USED) BY FINANCING
  ACTIVITIES:
    (Decrease) in due from affiliate                     3,999          (39,973)
    Increase in due to officer                           4,773                -
                                                     ---------       ----------

          Net Cash Flows Provided (Used) by
            Financing Activities                         8,772          (39,973)
                                                     ---------       ----------

NET (DECREASE) IN CASH                                 (26,091)          (9,503)

CASH AT THE BEGINNING OF THE PERIOD                     26,852           20,221
                                                     ---------        ---------

CASH AT THE END OF THE PERIOD                       $      761       $   10,718
                                                     =========        =========

ADDITIONAL  DISCLOSURES

    Interest paid                                   $        -       $        -
                                                     =========        =========

    Income taxes paid                               $        -       $        -
                                                     =========        =========


                    See Accompanying Selected Information to
                    Unaudited Condensed Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001
                                  (UNAUDITED)


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

On April 1, 1998, Electronic Medial Central Corporation (EMC) was incorporated in California. EMC (formerly a division of Internet Infinity, Inc.) is owned 100% by Internet Infinity, Inc. (III). EMC reports and files as part of III's consolidated financial statements. EMC is engaged in the sale of duplication, replication and packaging of DVD's, CD's, videotapes, and audiotapes.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2001, and the results of operations and cash flows for the related interim periods ended June 30, 2001 and 2000. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on June 29, 2001, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

NOTE  3  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  4  -  CONSOLIDATED  TAX  RETURNS

The Company files consolidated federal and state income tax returns with its parent company. In accordance with the intercorporate tax allocation policy, the Company pays to or receives from the parent company amounts equivalent to federal and state income tax charges or credits based on separate company taxable income or loss using the statutory rates.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2001
                                  (UNAUDITED)


NOTE  5  -  STOCKHOLDERS'  EQUITY

The following is an analysis of activities in the Stockholders' Equity for the three-months ended June 30, 2001:

                                                                      Unpaid
                                                                       Stock                    Total
                              Preferred Stock      Common Stock      Subscrip-              Stockholders'
                              Shares   Amount    Shares     Amount     tion      Earnings      Equity
                              ------   ------    ------     ------   ---------   --------   -------------
  Balance at March 31, 2001       -    $   -   10,000,000  $ 10,000   $(9,999)   $123,984      $123,985

  Net loss at June 30, 2001       -        -            -         -           -    (2,520)       (2,520)
                                ---      ---   ----------   -------   -------     -------       -------

  Balance at June 30, 2001        -     $  -   10,000,000  $ 10,000   $(9,999)   $121,464      $121,465
                                ===      ===   ==========   =======   ========    =======       =======

NOTE  6  -  STOCK  OF  SUBSIDIARY

EMC issued 9,999,000 shares of common stock at $.001 per share to III (parent) in exchange for a $9,999 unsecured note receivable. The $9,999 is shown in the equity section as unpaid stock subscription.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

As of June 30, 2001 certain loans and notes receivable have been combined with loans and notes payable to Companies that are commonly owned 98% by George Morris, President of EMC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of Operations - First Quarter of 2002 Compared to First Quarter of 2001

Sales

     Electronic Media Central revenues for Q1 2002 were $270,776, a 14.3% decrease in revenues under Q1 2001 of $315,921. The decrease in sales was attributable to the personal problems of a key sales person and the general slowing of the economy.

Cost  of  Sales

     Our cost of sales decreased to $214,596 for Q1 2002, or 79.3% of sales, under $248,526 for Q1 2001, or 78.7% of sales. This decrease in cost of sales is due to the lower sales and the .6% increase in cost of goods is due to normal variation.

Gross  Margin

     The company's gross margin decreased to $56,180 for Q1 2002, or 20.7% of sales, from $67,395 for Q1 2001, or 21.3% of sales. This decrease is attributable to the higher cost of goods in the period as noted above.

Operating  Expenses

     Operating expenses for Q1 2002 increased to $17,307, or 6.4% of sales, over $16,430, or 5.2% of sales, for Q1 2001. Salaries expense for Q1 2002 increased to $40,593 or 15.0% of sales from $33,446 or 10.6% of sales for Q1 2002.

Net  Income  (Loss)

     The company had a net loss of $2,520 in Q1 2002, or .9% of sales, as compared with a net income of $16,719 in Q1 2001, or 5.3% of sales. The cause for the decrease in net income of $19,239 is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position decreased from $10,718 at June 30, 2000 (Q1 2001) by $9,957 to $761 at June 30, 2001 (Q1 2002). Accounts receivable from non-affiliates increased from $115,777 at June 30, 2000 (Q1 2001) by $1,165 to $116,942 at June 30, 2001 (Q1 2002).

Item  6.          Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

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

      **Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

(B)     Forms  8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August  3,  2001          ELECTRONIC MEDIA CENTRAL CORPORATION.



                                  By/s/  George  Morris
                                  --------------------------------------
                                  George  Morris,  President  and  Chief
                                     Executive  Officer