Form 10QSB
period 2001-09-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2001-11-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                          Commission File No. 0-32345

                       State of Incorporation: California
                      IRS Employer I.D. Number: 33-0795854

                            12881 Knott Avenue, #115
                         Garden Grove, California 92841
                             Telephone 714-434-0433
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                           3303 Harbor Boulevard, K-5
                          Costa Mesa, California 92626
                             Telephone 714-434-0433
                             ----------------------
             (Former name or address, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As of September 30, 2001, there were 500,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


                                     ASSETS

CURRENT  ASSETS
    Cash                                                            $     5,969
    Accounts receivable, net of allowance
      for doubtful accounts of $6,300                                    81,865
    Due from affiliates - current portion                                11,849
                                                                    -----------

          Total Current Assets                                           99,683
                                                                    -----------

OTHER  ASSETS
    Due from affiliates, net of current portion                          74,270
                                                                    -----------

          Total Assets                                              $   173,953
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES
    Notes payable                                                   $    16,000
    Accounts payable and accrued expenses                                27,407
    Due to officer                                                       21,304
                                                                    -----------

        Total Current Liabilities                                        64,711
                                                                    -----------

STOCKHOLDERS'  EQUITY
    Preferred stock, par value $.001; authorized  10,000,000
      shares; issued and outstanding 0 shares                                 -
    Common stock, par value $.02;  authorized 40,000,000
      shares; issued and outstanding 500,000 shares                      10,000
    Retained earnings                                                    99,242
                                                                    -----------

        Total Stockholders' Equity                                      109,242
                                                                    -----------

        Total Liabilities and Stockholders' Equity                  $   173,953
                                                                    ===========


     See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                              For the Three-Months Ended        For the Six-Months
                                     September 30,              Ended September 30,
                              --------------------------
                                  2001          2000            2001         2000
                              -----------    ----------     -----------    -----------
REVENUE                       $  193,713       300,244         464,490        616,165

COST OF SALES                    152,460       240,008         367,056        488,534
                              ----------     ---------      ----------      ---------
    Gross Profit                  41,253        60,236          97,434        127,631
                              ----------     ---------      ----------      ---------

OPERATING  EXPENSES
  Professional fees                5,825             -          15,167              -
  Salaries and related
    expenses                      32,505        33,387          73,749         66,833
  Consulting fees paid
    to related party              16,000             -          16,000              -
  Other                            9,146         3,607          16,460         16,838
                              ----------     ---------      ----------      ---------

    Total Operating Expenses      63,476        36,994         121,376         83,671
                              ----------     ---------      ----------      ---------

    Net Income (Loss) Before
    Other Income (Expense)
    and Provision for Taxes      (22,223)       23,242         (23,942)        43,960

OTHER  INCOME  (EXPENSE)
  Interest income                      -         1,674               -          3,349
                              ----------     ---------      ----------      ---------

    Net  Income  (Loss)
    Before Income Taxes          (22,223)       24,916         (23,942)        47,309

(PROVISION) BENEFIT FOR
  INCOME TAXES                $     (800)       (5,000)           (800)       (10,000)
                              ----------     ---------      ----------      ---------

    Net Income (Loss)         $  (23,023)       19,916         (24,742)        37,309
                              ==========     =========      ==========      =========

BASIC NET INCOME PER SHARE:

  Basic and diluted           $     (.05)        19.92           (0.05)         37.31
                              ==========     =========      ==========      =========

WEIGHTED-AVERAGE  COMMON
  SHARES  OUTSTANDING:

  Basic and diluted              500,000        1,000          500,000          1,000
                              ==========     =========      ==========      =========

     See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Six-Months Ended
                                                           September 30,
                                                    ---------------------------
                                                       2001             2000
                                                    ----------       ----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
    Net income (loss)                               $ (24,742)       $  37,309
    Adjustments to reconcile net (loss)
      to net cash provided (used) by
      operating activities:
      (Increase) decrease in accounts receivable        2,017          (31,528)
      Increase (decrease) in accounts payable
        and accrued expenses                           (4,009)           7,705
      (Increase) in trade accounts receivable -
        related party                                       -           (6,489)
      Increase in deferred tax liabilities                  -           10,000
                                                    ---------        ---------

        Net Cash Flows Provided (Used)
          by Operating Activities                     (26,734)          16,997
                                                    ---------        ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  (Increase) in note receivable - related party       (25,213)         (34,682)
  Receivable from affiliate                                 -             (448)
  Decrease in due from officer                              -            4,295
                                                    ---------        ---------

        Net Cash Flows (Used) by
          Investing Activities                        (25,213)         (30,835)
                                                    ---------        ---------

CASH FLOWS PROVIDED (USED) BY FINANCING
  ACTIVITIES:
  Increase in note payable                             16,000                -
  (Decrease) in due from affiliate                          -           (2,000)
  Increase in due to officer                           15,064                -
                                                    ---------        ---------

        Net Cash Flows Provided (Used)
          by Financing Activities                      31,064           (2,000)
                                                    ---------        ---------

NET  (DECREASE)  IN  CASH                             (20,883)         (15,838)

CASH AT THE BEGINNING OF THE PERIOD                    26,852           20,221
                                                    ---------        ---------

CASH AT THE END OF THE PERIOD                       $   5,969        $   4,383
                                                    =========        =========

ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  year  for:

  Interest                                          $       -        $       -
                                                    =========        =========

  Income taxes                                      $       -        $       -
                                                    =========        =========
NON-CASH  FINANCING  ACTIVITIES:
  Decrease in unpaid stock subscription             $   9,999        $       -
                                                    =========        =========

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
          Substantially All Disclosures Required by Generally Accepted
                     Accounting Principles are Not Included
                                  (UNAUDITED)


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

On April 1, 1998, Electronic Medial Central Corporation (EMC) was incorporated in California. EMC (formerly a division of Internet Infinity, Inc.) was owned 100% by Internet Infinity, Inc. (III) (see Note 4). EMC reports and files as part of III's combined/consolidated financial statements. EMC is engaged in the sale of duplication, replication and packaging of DVD's, CD's, videotapes, and audiotapes.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2001, and the results of operations and cash flows for the related interim periods ended September 30, 2001 and 2000. The results of operations for the six- months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, or any other period.

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

NOTE  4  -  SPIN-OFF  OF  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The record date for determining the persons who will participate in the stock distribution is September 18, 2001, with a delivery date of September 28, 2001.

The distribution is for 500,000 shares of EMC common stock, par value of $.001, to each stockholder of III on the record date of September 18, 2001. The exchange is on a pro-rata basis of .048 shares of EMC stock for each share of III common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act.

NOTE  5  -  REVERSE  SPLIT

In August 2001, prior to the spin-off of EMC, the Board of Directors of III voted and approved the reverse split of EMC shares from 10,000,000 to 500,000. The par value, in accordance with this reverse split has changed from $.001 per share to $.02 per share.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
          Substantially All Disclosures Required by Generally Accepted
                     Accounting Principles are Not Included
                                  (UNAUDITED)


NOTE 6 - STOCKHOLDERS' EQUITY

The following is an analysis of activities in the Stockholders' Equity for the six-months ended September 30, 2001:

                              Balance                                    Reclassify                 Balance
                             March 31,     Shares    Shares   Reverse     Due from                September 30,
                               2001       Cancelled  Issued    Split     Stockholder  Net (Loss)      2001
                             ----------   ---------  ------  ----------  -----------  ----------  -------------
Electronic Media Central
  Corporation

Preferred Stock:
  Shares, par value $.001;
  authorized 10,000,000
  shares, issued and
  outstanding                         -       -         -             -           -          -              -

  Amount                              -       -         -             -           -          -              -

Common Stock:
  Shares, par value $.001;
  authorized 40,000,000
  shares issued and
  outstanding pre reverse
  split, par value $.02
  post reverse split         10,000,000       -         -    (9,500,000)          -          -        500,000

  Amount                     $   10,000       -         -             -           -          -         10,000

Additional Paid In
  Captial                    $                -         -             -           -          -              -

Unpaid Stock
  Subscription               $   (9,999)      -         -             -       9,999          -              -

Retained Earnings            $  123,984       -         -             -           -    (24,742)        99,242
                             ----------     ---       ---    ----------      ------    -------        -------

Balance                      $  123,985       -         -             -      $9,999   $(24,742)      $109,242
                             ==========     ===       ===    ==========      ======   ========       ========

NOTE  7  -  SUBSEQUENT  EVENTS

The unpaid subscription payable of $9,999 due from III to EMC for the common stock, has been reclassified to an intercompany, which is eliminated upon combining of the Companies. Subsequent to the quarter ended September 30, 2001, the $9,999 has been paid.

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

As of September 30, 2001 certain loans and notes receivable have been combined with loans and notes payable to Companies that are commonly owned 98% by George Morris, President of EMC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Second  Quarter 2002 Compared to Second Quarter 2001
--------------------------------------------------------------------------------

Sales

     Electronic Media Central revenues for Q2 2002 were $193,713, a 35.5% decrease in revenues from Q2 2001 of $300,244. The decrease in sales was attributable to a slowdown in the economy and a slowdown in the performance of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $152,460 for Q2 2002, or 78.7% of sales, down from $240,008 for Q2 2001, or 79.9% of sales. This $87,548 decrease in the cost of sales is due primarily to a decrease in sales volume and the 1.2% decrease in the cost of sales represents a normal variation in the cost of goods and supplier allowances.

Gross  Margin

     Our gross margin decreased to $41,253 for Q2 2002, or 21.3% of sales, from $60,236 for Q2 2001, or 20.1% of sales. This 1.2% decrease is attributable to a normal variation in the cost of goods and supplier allowances.

Operating  Expenses

     Operating expenses for Q2 2002 increased to $63,476, or 32.8% of sales, over $36,994 or 12.3% of sales, for Q2 2001. This increase of $26,482 in operating expenses for Q2 2002 over Q2 2001 is primarily due to a $5,825 increase in professional fees and $16,000 in consulting fees paid to a related party company owned by George Morris, the president of our company. The 20.5% increase in operating expenses as a percentage of sales to 32.8% in Q2 2002 resulted from a decrease in sales to cover overhead, salaries and consulting fees described above.

Net  Income  (Loss)

     We had a net loss of $23,023 in Q2 2002, or 11.9% of sales, as compared with a net income of $19,916 in Q2 2001, or 6.6% of sales. The decrease in net income of $42,939 is discussed in the previous sections.

Results of Operations - First Half of Fiscal Year 2002 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal  Year  2001
------------------

Sales

     Electronic Media Central revenues for the first half of FY 2002 were $464,490, a 24.6% decrease in revenues over the first half of FY 2001 of $616,165. The decrease in sales was attributable to a slowdown in the economy and a slowing performance of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $367,056 for the first half of FY 2002, or 79.0% of sales, from $488,534 for the first half of FY 2001, or 79.3% of sales. This decrease in the cost of sales is due to a decrease in sales volume and the 0.3% increase in the cost of sales represents a normal variation in the cost of goods and supplier allowances.

Gross  Margin

     Our gross margin decreased to $97,434 for the first half of FY 2002, or 21.0% of sales, from $127,631 for the first half of FY 2001, or 20.7% of sales. This 0.3% decrease is attributable to a normal variation in the cost of goods and supplier allowances.

Operating  Expenses

     Operating expenses for the first half of FY 2002 increased to $121,376 or 26.1% of sales, over $83,671 or 13.6% of sales, for the first half of FY 2001. This $37,705 increase in operating expenses is primarily due to a $6,916 increase in employee compensation, a $16,000 increase in consulting fees paid to a related party company owned by George Morris, the president of our company and an increase in $15,167 in professional fees.

Net  Income  (Loss)

     We had a net loss of $24,742 in the first half of FY 2002, or 5.3% of sales, as compared with a net profit of $37,309 in the first half of FY 2001, or 6.0% of sales. The cause of the decrease in net income of $62,051 is discussed in the previous sections.

Financial  Conditions

     At September 30, 2001 the company had working capital of $34,972, consisting of current assets totaling $99,683 and current liabilities totaling $64,711. Working capital at September 30, 2001 decreased by $34,259 as compared to the March 31, 2001, working capital balance of $69,231. The decrease in the working capital was mainly due to cash used to fund the net loss during the six months ended September 30, 2001. During the six months ended September 30, 2001, the company used cash of $20,883 as compared to $15,838 of cash used during the six months ended September 30, 2000. The company used $24,742 in operating activities due to its net loss for the six months ended September 30, 2001. Cash used by investing activities increased by $25,213 due to an increase in the note receivable from a related party. Cash provided by financing activities of $31,064, was due to an increase in notes payable of $16,000 and officer advances of $15,064.

Item  5.          Other  Information

     On August 31, 2001, the directors of Internet Infinity, Inc. approved a distribution to its stockholders, pro rata, of 500,000 shares of common stock of our company, a wholly owned subsidiary. The record date for determining the persons who would participate in the stock distribution was September 18, 2001, with a delivery date of September 28, 2001. The exchange was on a pro-rata basis of .048 shares of our stock for each share of Internet Infinity common stock.

     In August 2001, prior to the spinoff described in the preceding paragraph, the directors of Internet Infinity voted and approved the reverse split of our shares from 10,000,000 to 500,000. The par value, in accordance with the reverse split, was changed from $0.001 a share to $0.02 a share.

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

Dated:  November  16,  2001               ELECTRONIC  MEDIA  CENTRAL CORPORATION


                                          By:/s/George  Morris
                                             -----------------------------------
                                             George Morris,  President and Chief
                                               Executive  Officer