Form 10QSB
period 2001-12-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2002-02-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                      ELECTRONIC MEDIA CENTRAL CORPORATION
             (Exact name of registrant as specified in its charter)

                          Commission File No. 0-32345

                        State of Incorporation: Delaware
                      IRS Employer I.D. Number: 33-0795854


                            12881 Knott Street #115
                             Garden Grove, CA 92841
                             Telephone 714-434-0433
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [ ]

     As  of  December  31,  2001,  there were 550,000 shares of the Registrant's
Common  Stock,  par  value  $0.02  per  share,  outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                DECEMBER 31, 2001
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
  Cash                                                              $     7,258
  Accounts receivable, net of allowance for doubtful
    accounts of $6,300                                                   97,763
  Due from affiliates - current portion                                   1,850
                                                                    -----------

      Total Current Assets                                              106,871
                                                                    -----------

OTHER  ASSETS
  Due from affiliates, net of current portion                            82,131
                                                                    -----------

      Total Assets                                                  $   189,002
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT  LIABILITIES
   Notes payable - related party                                    $    32,000
   Accounts payable and accrued expenses                                 27,293
   Due to officer                                                        27,813
                                                                    -----------

      Total Current Liabilities                                          87,106
                                                                    -----------

STOCKHOLDERS'  EQUITY
  Preferred stock, par value $.001; authorized 10,000,000
    shares; issued and outstanding 0 shares                                  --
  Common stock, par value $.02; authorized 40,000,000
    shares; issued and outstanding 550,000 shares                        11,000
  Retained earnings                                                      90,896
                                                                    -----------

      Total Stockholders' Equity                                        101,896
                                                                    -----------

      Total Liabilities and Stockholders' Equity                    $   189,002
                                                                    ===========

     See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                               For The Three-Months      For The Nine-Months
                                 Ended December 31,        Ended December 31,
                                 2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
REVENUE                      $   218,054  $   243,770  $   682,544  $   859,935

COST OF SALES                    172,904      193,339      539,960      681,873
                             -----------  -----------  -----------  -----------

    Gross Profit                  45,150       50,431      142,584      178,062
                             -----------  -----------  -----------  -----------

OPERATING  EXPENSES
  Professional fees                6,118       7,759        21,286        7,759
  Salaries and related
    expenses                      21,150      13,363        94,899       80,196
  Consulting fees paid to
    related party                 17,000          --        33,000           --
  Other                            9,228      18,561        25,687       35,399
                             -----------  -----------  -----------  -----------

    Total Operating Expenses      53,496      39,683       174,872      123,354
                             -----------  -----------  -----------  -----------

    Net Income (Loss) Before
    Other  Income  (Expense)
    and Provision for Taxes       (8,346)     10,748       (32,288)      54,708

OTHER  INCOME  (EXPENSE)
  Interest income                     --       1,786            --        5,135
  Bad  debt                           --     (35,650)           --      (35,650)
                             -----------  -----------  -----------  -----------

    Net  Income  (Loss)
    Before Income Taxes           (8,346)    (23,116)      (32,288)      24,193

(PROVISION) BENEFIT FOR
 INCOME  TAXES                        --          --          (800)     (10,000)
                             -----------  -----------  -----------  -----------

    Net Income (Loss)        $    (8,346) $   (23,116) $   (33,088) $    14,193
                             ===========  ===========  ===========  ===========

BASIC NET INCOME PER SHARE:

  Basic and diluted          $      (.02) $    (23.12) $      (.07) $     14.19
                             ===========  ===========  ===========  ===========

WEIGHTED-AVERAGE  COMMON
  SHARES  OUTSTANDING:

  Basic and diluted              502,545        1,000      502,545        1,000
                             ===========  ===========  ===========  ===========

      See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     For the Nine-Months Ended
                                                           December 31,
                                                        2001            2000
                                                    ------------    ------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net income (loss)                                 $    (33,088)   $    14,193
  Adjustments to reconcile net (loss) to net
    cash provided (used) by operating activities:
    (Increase) in accounts receivable                    (13,881)        (5,920)
    Increase (decrease) in accounts payable
      and accrued expenses                                (4,124)         7,974
    Issuance of common stock in consideration
      of services                                          1,000             --
                                                    ------------    -----------

      Net Cash Flows Provided (Used) by
      Operating Activities                               (50,093)        16,247
                                                    ------------    -----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  (Increase) in note receivable - related party          (23,075)            --
  Receivable  from  affiliate                                 --        (58,933)
  Decrease in due from officer                                --          7,646
  Increase in note receivable - reserve                       --         21,038
                                                    ------------    ------------

      Net Cash Flows (Used) by Investing Activities      (23,075)       (30,249)
                                                    ------------    ------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Increase in note payable                                32,000              --
  Increase in due to officer                              21,574              --
                                                    ------------    ------------

      Net Cash Flows Provided by Financing
      Activities                                          53,574              --
                                                    ------------    ------------

NET  (DECREASE)  IN  CASH                                (19,594)        (14,002)

CASH AT THE BEGINNING OF THE PERIOD                       26,852          20,221
                                                    ------------    ------------

CASH AT THE END OF THE PERIOD                       $      7,258    $      6,219
                                                    ============    ============

ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  year  for:

    Interest                                        $         --    $         --
                                                    ============    ============

    Income taxes                                    $         --    $        800
                                                    ============    ============

NON-CASH  FINANCING  ACTIVITIES:
  Decrease in unpaid stock subscription             $      9,999    $         --
                                                    ============    ============

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2001
                                  (UNAUDITED)


NOTE 1 -  ORGANIZATION  AND  PRESENTATION

Organization

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. EMC (formerly a division of Internet Infinity, Inc.) was owned 100% by Internet Infinity, Inc. (III) (see Note 4). EMC reports and files as part of III's combined/consolidated financial statements. EMC is engaged in the sale of duplication, replication and packaging of DVD's, CD's, videotapes, and audiotapes.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2001, and the results of operations and cash flows for the related interim periods ended December 31, 2001 and 2000. The results of operations for the nine months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002, or any other period.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2001
                                  (UNAUDITED)


NOTE  6  -  STOCKHOLDERS'  EQUITY

The following is an analysis of activities in the Stockholders' Equity for the nine months ended December 31, 2001:

                      Preferred Stock              Common Stock
               ---------------------------  ---------------------------    Unpaid
                                                                            Stock       Retained
                 Shares        Amount          Shares          Amount    Subscription   Earnings      Balance
                 ------        ------        ----------      ----------  ------------  ------------  -----------
Balance  at
  March 31, 2001     --        $  --         10,000,000       $ 10,000     $(9,999)     $ 123,984     $ 123,985

Shares Issued        --           --             50,000          1,000          --             --         1,000

Reverse split        --           --         (9,500,000)            --          --             --            --

Payment from
  stockholder        --           --                 --             --       9,999             --         9,999

Net (loss)           --           --                 --             --          --         (33,088)     (33,088)
                   ----        -----         ----------       --------     -------      ----------   ----------

Balance at
  December 31,
  2001               --           --         $  550,000       $ 11,000     $    --      $   90,896   $  101,896
                   ====        =====         ==========       ========     =======      ==========   ==========


During the current period, the Company issued 50,000 shares of common stock at par value to employees as a bonus. The $1,000 is included in consulting expense.

The unpaid stock subscription of $9,999, due from III, was paid during the current period ended December 31, 2001.

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

As of September 30, 2001 certain loans and notes receivable have been combined with loans and notes payable to Companies that are commonly owned 98% by George Morris, President of EMC.

The Company utilizes office space, telephone and utilities provided by AMC (a subsidiary of a Company owned 98% by George Morris) at an estimated fair market value of $225 per month.

In addition, EMC pays $16,000 per quarter to Apple Realty Inc., which is 100% owned by George Morris. At December 31, 2001, an accrued liability of $32,000 is included in note payable-related party.

NOTE  8  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Third  Quarter  2002  Compared to Third Quarter 2001
--------------------------------------------------------------------------------

Sales

     Electronic Media Central Corporation revenues for Q3 2002 were $218,054, a 10.5% decrease from Q3 2001 revenues of $243,770. The decrease in sales was attributable to the slowing economy affecting the purchases of existing customers and the resignation and replacement of a major account sales person by the Company.

Cost  of  Sales

     Our cost of sales decreased to $172,904 for Q3 2002, or 79.3% of sales, down from $193,339 for Q3 2001, or 79.3% of sales. This $20,435 decrease in the cost of sales is due primarily to a decrease in sales volume.

Gross  Margin

     The company's gross margin decreased to $45,150 for Q3 2002, or 20.7% of sales, from $50,431 for Q3 2001, or 20.7% of sales. This $5,281 decrease is attributable to the lower sales.

Operating  Expenses

     Operating expenses for Q3 2002 increased to $53,496, or 21.9% of sales, over $39,683, or 18.2% of sales, for Q3 2001. This increase of $13,813 in operating expenses for Q3 2002 over Q3 2001 is primarily due to - an increase in consulting expense from nothing in Q3 2001 to $17,000, or 7.3% of sales, in Q3 2002.

Net  Income  (Loss)

     The company had a net loss of $8,346 in Q3 2002, or 3.8% of sales, as compared with a net loss of $23,116 in Q3 2001, or 9.5% of sales. The decrease in net loss of $14,770 is the result of a $35,650 write-off of a bad debt in Q3 2001 and an increase in operating expense discussed in the previous sections.

Balance  Sheet  Items

     Our cash position increased from $6,219 at December 31, 2000 (Q3 2001) by $1,039 to $7,258 at December 31, 2001 (Q3 2002). Accounts receivable from non-affiliates decreased from $118,714 at December 31, 2000 (Q3 2001) by $20,951 to $97,763 at December 31, 2001 (Q3 2002).

Results  of Operations - First Nine Months of Fiscal Year 2002 Compared to First
--------------------------------------------------------------------------------
Nine  Months  of  Fiscal  Year  2001
------------------------------------

Sales

     Electronic Media Central revenues for the first nine months of FY 2002 were $682,544, a 20.6% decrease in revenues over the first nine months of FY 2001 of $859,935. The decrease in sales was attributable to a decline in orders from existing customers attributable to the expectation of a slowing United States economy and the loss and replacement of a major account sales representative of the Company.

Cost  of  Sales

     Our cost of sales decreased to $539,960 for the first nine months of FY 2002, or 79.1% of sales, from $681,873 for the first nine months of FY 2001, or 79.3% of sales. This decrease in the cost of sales is due primarily to the decrease in total sales as explained above.

Gross  Margin

     The company's gross margin decreased to $142,584 for the first nine months of FY 2002, or 20.9% of sales, from $178,062 for the first nine months of FY 2001, or 20.7% of sales. This decrease is attributable to the decreased total sales as explained above.

Operating  Expenses

     Operating expenses for the first nine months of FY 2002 increased to $174,872 or 25.6% of sales, over $123,354 or 14.3% of sales, for the first nine months of FY 2001. This $51,518 increase in operating expenses is primarily due to -

     - an increase in consulting expense from nothing in the first nine months of FY 2001 to $33,000, or 4.7% of sales, in the first nine months of FY 2002;

     - an increase in legal and accounting expense from $7,759, or 0.9% of sales, in the first nine months of FY 2001 to $21,286, or 3.1% of sales, in the first nine months of FY 2002;

     - an increase in salaries and related expenses from $80,196, or 9.3% of sales, in the first nine months of FY 2001 to $94,899, or 13.9% of sales, in the first nine months of FY 2002; and

     - a decrease in commission expense from $13,020, or 1.5% of sales, in the first nine months of FY 2001 to $1,835, or 0.26% of sales, in the first nine months of FY 2002.

Net  Income  (Loss)

     The company had a net profit of $14,193 in the first nine months of FY 2001, or 1.7% of sales, as compared with a net loss of $33,088 in the first nine months of FY 2002, or 4.8% of sales. The decrease in earnings to a net loss is discussed in the previous sections.

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

      **Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.


(b)     Forms  8-K

None

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its nine months by the undersigned hereunto duly authorized.

Dated:  February  14,  2002               ELECTRONIC  MEDIA  CENTRAL
                                          CORPORATION


                                          By/s/George  Morris
                                            ------------------------------------
                                            George Morris, President  and  Chief
                                              Executive  Officer