Form 10KSB
period 2002-03-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2002-07-02
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                 (Name of small business issuer in its charter)

        California                                          33-0795854
--------------------------                         -----------------------------
(state  of  incorporation)                         (IRS  Employer  I.D.  Number)

                                413 Avenue G, #1
                            Redondo Beach, CA 90277
                             Telephone 310-318-2244
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                            12881 Knott Avenue, #115
                         Garden Grove, California 92841
                             Telephone 714-434-0433
                             ----------------------
             (Former name or address, if changed since last report)

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.02 par value
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $801,289

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: All equity is represented by 500,000 shares of voting common equity that have not started trading.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 shares of Common Stock, $0.02 par value.

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

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

Item  1.  Description of Business                                             1
          Business  Development                                               1
          Business  of  Electronic  Media  Central  Corporation               1
                  Products                                                    1
                  Suppliers  and  Sub-Contractors                             2
                  Distribution  Methods                                       2
                  Competition                                                 2
                  Advertising  and  Promotion                                 2
                  Dependence on Major Customers and Suppliers                 3
                  Patents,  Trademarks  and  Licenses                         3
                  Government  Approval  and  Regulations                      3
                  Research  and  Development                                  3
                  Cost  of  Compliance  with  Environmental  Laws             3
                  Seasonality                                                 3
                  Employees                                                   3
                  New  Products  and  Services                                4

Item  2.  Description  of  Property                                           4

Item  3.  Legal Proceedings                                                   4

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         4

Item  5.  Market  for Common Stock and Related Stockholder Matters            4
                  Holders                                                     4
                  Dividends                                                   4
                  Recent  Sales  of  Unregistered  Securities                 4

Item  6.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                             5
          Results  of  Operations                                             5
                  Sales                                                       5
                  Gross  Margin                                               5
                  Selling,  General  and  Administrative  Expenses            6
                  Net  Profit  (Loss)                                         6
                  Balance  Sheet  Items                                       6
                  Liquidity  and  Outlook                                     6

Item  7.  Financial  Statements                                               7

Item  8.  Changes  in  and  Disagreements  With  Accountants  On
                  Accounting  and  Financial  Disclosure                     18

Item  9.  Directors, Executive Officers and Control Persons;
                  Compliance With Section  16(a)  of  the  Exchange  Act     18

Item  10. Executive  Compensation                                            19

Item  11. Security  Ownership  of  Certain  Beneficial  Owners  and
          Management                                                         20
                  Changes  in  Control                                       21

Item  12. Certain  Relationships  and  Related  Transactions                 21

Item  13. Exhibits  and  Reports  on  Forms  8-K                             23

Signatures                                                                   24

                                     PART I

Item  1.  Description  of  Business.

Business  Development

     Electronic Media Central Corporation was incorporated on March 12, 1998 in the State of California. We commenced sales distribution operations in late 1996 first as a division of Internet Infinity, Inc. and then on April 1, 1998 as a 100% wholly owned subsidiary of Internet Infinity, Inc. Internet Infinity, Inc. supplied us with management support to launch our sales distribution activities. No funds have been raised for us since our inception; all operations have been funded from our sales revenue. We conduct our business from our sales headquarters office in Redondo Beach, California. We first had revenues from operations in 1996 as a division and in 1998 as a corporate subsidiary of Internet Infinity, Inc.

     On September 28, 2001, all 500,000 shares of Electronic Media Central Corporation common stock held by Internet Infinity, Inc., were distributed to the Internet Infinity shareholders of record as of September 18, 2001.

     Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC. In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years has been 51% owned by George Paul Morris, our chief executive officer, the controlling shareholder of both Internet Infinity, Inc. and our company. L&M Media was supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation through March 31, 2002. All products and services are now provided by Pac Max Corporation of Brea California, an independent supplier. Although we did not grant an exclusive supplier relationship to Pac Max Corporation, it is advantageous to our company at this time to source all products and services through Pac Max Corporation. Pac Max Corporation provides our company sales office space, office staff, telephone and utilities for $2,500 per month as of May 1, 2002.

Business  of  Electronic  Media  Central  Corporation

     Electronic  Media  Central

     -  distributes  electronic  media  duplication  services.

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

     We charge a customer for electronic media duplication and packaging services by quoting a price per piece duplicated to the customer. The price is based on the number of pieces duplicated, the length of the customer's program and the specific packaging requirements. The greater the number of pieces a customer orders at one time, the lower the price per piece. A longer customer program will cost more per piece. Packaging costs vary by exact design and the amount of printing and labor involved per the customer specifications.

     Suppliers  and  Sub-Contractors
     -------------------------------

     Our duplication services orders are manufactured and fulfilled through Pac Max Corporation In addition to the $2,500 per month we pay Pac Max Corporation for rent, office staff, telephone and utilities, we are responsible for sales force compensation of one sales person at $3,000 per month plus incentives and a 50% share of an office manager shared with Internet Infinity, Inc., an affiliated company. In addition, we pay George Morris, President $200 per month salary. We also pay $5,000 per month for marketing and management consulting to Apple Realty, Inc. an affiliate company owned 100% by George Morris, our President and the controlling shareholder of our company and Internet Infinity, Inc.

     Distribution  Methods
     ---------------------

     We distribute our products through an in-house employee sales person working the telephone, fax, mail and the Internet. Shipments are made throughout the United States with a majority in California.

     Our sales representative is paid a salary plus an incentive bonus based on the sales volume and gross profit generated each month. The sales representative is responsible for managing his own account orders and customer service.

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

     There are over twenty local/regional video duplicators listed in the latest March 2002 "OC/SD Film & Video News" for the Orange County and San Diego California area. No sales numbers or other capacity information is available for these private companies.

     We compete with both price and customer services. We are constantly negotiating for the best price from our supplier. This is necessary to allow us to compete on price to our customers. In addition, we monitor offers from competitors on the Internet, through direct mail and through comparison-shopping to remain competitive. With our competitive prices and our offering special delivery service in Southern California, special design consultation and fast order fulfillment, customers are willing to leave their masters with us for convenient repeat orders. Our sales person is able to provide advice and assistance to a customer as he prepares their job for duplication with us. Special situations include handling special orders requiring faster turnaround time than normal delivery. We strive to maintain a high level of customer service to be competitive.

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

     Dependence  on  Major  Customers,  Management  and  Suppliers
     -------------------------------------------------------------

     We are not dependent on any single major customer. However, as of the twelve months ended March 31, 2002 approximately 27% percent of our sales come from our top four customers. Sales made in an aggregate amount equal to 5% of more of our consolidated revenues include the customers: Royal Olivetti USA, Lightpost, Yamaha and Crenshaw Christian Center. The loss of such customers would have a material adverse effect on our company.

Dependence  on  Management

     We are dependent on the continued employment of George Morris our chief executive officer and a director, and his consulting company, Apple Realty, Inc., the controlling shareholder of both Internet Infinity, Inc, and our company. This dependence will continue until the company hires another chief executive officer and additional management. However, we cannot guarantee when or if such replacement management can be found.

Dependence  on  Supplier

     We are dependent on Pac Max Corporation as the sole supplier of all services and products we resell and distribute but we are not contractually prohibited from shopping for better relationships.

Conflict  of  Interest

     There is no conflict of interest with the dependence of our company on Pac Max Corporation. They are an independent supplier and the relationship can be terminated or modified at any time.

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

     We have not budgeted any amount for research and development in the fiscal year ended 2003.

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

     Employees
     ---------

     We employ two full-time persons and one part-time person. We employ one full time sales representative and one full time technician. There are no part-time sales representatives; one half-time office manager shared 50% with an affiliated company, Internet Infinity, Inc.

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

Item  2.  Description  of  Property.

     George Morris, chief executive officer of Internet Infinity, provides our company approximately 100 square feet in Redondo Beach, California at no charge. Our sales office with clerical staff, rent, telephone and utilities is provided by our supplier, Pac Max Corporation at $2,500 per month commencing May 1, 2002. There is a large amount of office space available for less than $2.00 a square foot within three miles of the existing office. Electronic Media Central reserves the right to move at any time.

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

     On March 31, 2002 there were 500,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

Holders

     As  of  March  31,  2002,  there  were  414  shareholders  of  our  stock.

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

     On September 28, 2001, the company reduced the number of shares of common stock outstanding to 500,000 from 10,000,000 by issuing .048 new share for each outstanding share of the company.

    On September 28, 2001, all 500,000 shares of our company were distributed to the shareholders of record of Internet Infinity, Inc. as of September 18, 2001.

     The purchaser of the shares is affiliated with the issuer by reason of both companies being under the common control of George Morris. The purchaser is fully aware of all material facts concerning the issuer by reason of this common control.

Item  6.  Management's  Discussion  and  Analysis  and  Results  of  Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Results  of  Operations

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2002 and March 31, 2001.

                                                    Year  Ended  3-31
                                                 2002               2001
                                                -------------------------
Sales                                           100.0%             100.0%
Cost  of  sales                                  79.0               79.9
                                                -----              -----
Gross  margin                                    21.0               20.1
Selling,  general  and
    administrative
    expenses                                     44.7               22.6
Interest  Income                                                      .5
                                                -----              -----
Net  income  (loss)  before
    income  taxes                               (23.8)              (2.1)

     Sales
     -----

     Sales decreased by $271,466 from $1,072,755 in the fiscal year ended March 31, 2001 to $801,289 in the fiscal year ended March 31, 2002, a decrease of 25.3 percent. The decrease in sales was attributable primarily to a decrease in the number or our repeat customers and the purchases by existing customers caused by the slowing economy and the loss of a key sales person by our company. Although, the proliferation of CD drives in computers, DVD players and large installed base of videocassette recorders should support demand for media, out company is down sizing due to a lack of demand by our regular customers.

     Gross  Margin
     -------------

     Gross margin was slightly higher at 21.0 percent of sales for the fiscal year ended March 31, 2002 versus 20.1 percent for the fiscal year ended March

31, 2002 due to special purchases. Gross Margin was $215,395in fiscal year 2001 and $168,358 in fiscal year 2002

     Selling,  General  and  Administrative  Expense
     -----------------------------------------------

     Selling, general and administrative expenses increased by $115,514 from $242,555, or 22.6 percent of sales, in fiscal year 2001 to $358,069, or 44.7 percent of sales in fiscal year 2002, a total expense increase of 47.6 percent and an increase of 22.1% as a percentage of sales. Bad debts increased by $111,413 from $36,021 in the fiscal year 2001 to $147,434 in the fiscal year 2002 as explained in the Financial Statement Notes 7 and 12. Sales commissions decreased from $13,020 to $1,835 with the reduction of sales force personnel. Professional fees decreased from $25,931 to $24,752 primarily for accounting necessary to be a fully reporting company with the Securities Exchange Commission. Salaries and related expenses decreased from $130,506 to $105,383 as part of the downsizing. Consulting fees and related expenses increased to $47,000 from nothing as part of the activities to grow our company through a merger with payments to Apple Realty, Inc., a company owned 100% by George Morris, the President of our company.

     Net  Profit  (Loss)
     -------------------

     We had a net loss from operations, after interest income and a provision for income taxes, in the fiscal year ended March 31, 2002, of $190,511, or $0.38 diluted net loss per share of our common stock. In the fiscal year ended March 31, 2001, we had a net loss from operations, after a provision for income taxes, of $22,825, or $0.008 a share of common stock based on the 500,000 shares then outstanding. The loss of 23.8 percent of sales for fiscal year 2002 versus the loss of 2.1 percent for fiscal year 2001 is due to the 25.3 percent decrease in sales in fiscal year 2002 of $801,289, down from fiscal year 2001 $1,072,755 while operating expenses increased by 47.6 percent from $242,555 for fiscal year 2001 to $358,069 for fiscal year 2002.

     Balance  Sheet  Items
     ---------------------

     The net loss for the fiscal year ended March 31, 2002, of $190,511 reduced the retained earnings from $123,984 on March 31, 2001, to a deficit of $56,527 on March 31, 2002. Our cash position decreased $25,371 from $26,852 for the fiscal year ended March 31, 2001, to $1,481 for the fiscal year ended March 31, 2002. Accounts receivable from non-affiliates, net of allowance for doubtful accounts, decreased by $44,837 from $82,882 at the end of fiscal year 2001 to $39,045 at the end of fiscal year 2002. Amounts due from affiliates of $1,850.

     Liquidity  and  Outlook
     -----------------------

     We have been able to stay in operation only (1) with the services provided by Apple Media Corporation, a former wholly-owned subsidiary of L&M Media, Inc., and a supplier of electronic media duplication services, which is under the control of George Morris, the controlling shareholder and principal officer of both Electronic Media Central and Internet Infinity and (2) from the cash flow generated by Electronic Media Central from the sale of electronic media duplication services. Also, George Morris personally advanced funds to Electronic Media Central when needed. Apple Media Corporation filed Chapter 7 Bankruptcy on May 1, 2002 and no longer supplies our company. George Morris also acquired Video Magnetics, an insolvent electronic media duplication company with his personal cash and proceeded to turn around the situation for the benefit of Electronic Media Central by providing services to sell. Since early 1997, sales from electronic duplication services have continued to provide the funds to prepare Electronic Media Central to be a reporting public company to the United States Securities Exchange Commission.

     Electronic Media Central management believes that we will generate sufficient cash flow to support operations during the twelve months to end March 31, 2003. Sales and expenses should continue to decline with the new supplier Pac-Max and Electronic Media Central should generate a net profit and positive cash flow from operations.

     However, our Auditors have issued a going concern statement in Note 3 of the attached Financial Statements.

     In addition to cash provided from operations, loans from George Morris can provide additional cash to Electronic Media Central.

   The payment record of our existing customers has been good with low bad-debt losses for over two years from duplication service customers. Accordingly, management believes the risk of non-payment in the future is manageable.

Item  7.  Financial  Statements.

Independent  Auditors'  Report                                                8
Balance  Sheet  March  31,  2002                                              9
Statements  of  Operations  for  the  Years  Ended
  March  31,  2002  and  2001                                                10
Statements  of  Stockholders'  Equity  (Deficit)  for
  the  Years  Ended  March  31,  2002  and  2001                             11
Statements  of  Cash  Flows  for  the  Years  Ended
  March  31,  2002  and  2001                                                12
Notes  to  Financial  Statements                                             13

                          INDEPENDENT AUDITORS' REPORT





June  14,  2002



To the Board of Directors and Stockholders of Electronic Media Central Corporation

We have audited the accompanying balance sheet of Electronic Media Central Corporation (a California Corporation) as of March 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Media Central Corporation as of March 31, 2002, and the results of its operations and its cash flows for each of the two years ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Caldwell,  Becker,  Dervin,  Petrick  &  Co.,  L.L.P.

CALDWELL,  BECKER,  DERVIN,  PETRICK  &  CO.,  L.L.P.
Woodland  Hills,  California

                      ELECTRONIC MEDIA CENTRAL COPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2002


                                     ASSETS

CURRENT  ASSETS
  Cash                                                              $     1,481
  Accounts  receivable,  net  of  allowance  for
    doubtful accounts of $ 6,300 (Note 2)                                39,045
                                                                    -----------

          Total Current Assets                                           40,526

OTHER  ASSETS
  Due from affiliates (Note 7a)                                           1,850
                                                                    -----------

          Total Assets                                              $    42,376
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
  Accounts payable and accrued expenses                             $    13,676
  Interest payable                                                          753
  Accrued payroll                                                         2,190
  Accrued sales tax                                                       1,504
  Accrued state income tax                                                2,400
  Due to officer (Note 6)                                                29,180
                                                                    -----------

          Total Current Liabilities                                      49,703
                                                                    -----------

LONG-TERM  LIABILITIES
  Loan payable - related company (Note 7b)                               49,200
                                                                    -----------

          Total Liabilities                                              98,903
                                                                    -----------

STOCKHOLDERS'  EQUITY  (DEFICIT)
  Preferred  stock,  par  value  $.001;  authorized  10,000,000
    shares; issued and outstanding 0 shares                                  --
  Common  stock,  par  value  $.02;  authorized  40,000,000
    shares; issued and outstanding 500,000 shares                        10,000
  Accumulated  (deficit)                                                (66,527)
                                                                    -----------

          Total  Stockholders'  Equity  (Deficit)                       (56,527)
                                                                    -----------

          Total Liabilities and Stockholders' Equity (Deficit)      $    42,376
                                                                    ===========

The Accompanying Notes are an Integral Part of the Financial Statements See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL COPORATION
                            STATEMENTS OF OPERATIONS
                            MARCH 31, 2002 and 2001


                                                           2002          2001
                                                        ---------   -----------
REVENUE                                                 $ 801,289   $ 1,072,755

COST OF SALES                                             632,931       857,360
                                                        ---------   -----------

      Gross Profit                                        168,358       215,395
                                                        ---------   -----------

OPERATING  EXPENSES
  Professional fees                                        24,752        25,931
  Salaries and related expenses                           105,383       130,506
  Consulting fees paid to related party                    47,000            --
  Bad debts                                               147,434        36,021
  Other                                                    33,500        50,097
                                                        ---------   -----------

      Total Operating Expenses                            358,069       242,555
                                                        ---------   -----------

      Net  Income  (Loss)  Before  Other  Income
        (Expense) and Provision for Taxes                (189,711)      (27,160)

OTHER  INCOME
  Interest income                                              --         5,135
                                                        ---------   -----------

      Net Income (Loss) Before Income Taxes              (189,711)      (22,025)

(PROVISION) FOR INCOME TAXES                                 (800)         (800)
                                                        ---------   -----------

      Net Income (Loss)                                 $(190,511)  $   (22,825)
                                                        =========   ===========

Basic and diluted (loss) per common share               $    (.38)  $     (.008)
                                                        =========   ===========





The Accompanying Notes are an Integral Part of the Financial Statements See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL COPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                   Common Stock
                                -------------------
                                                                                    Total
                                                        Unpaid       Retained    Stockholders'
                                                         Stock       Earnings       Equity
                                 Shares      Amount   Subscription   (Deficit)    (Deficit)
                               ---------    -------   ------------   ---------   --------------
Balance
  March 31, 2000                   1,000         1            --       146,809      146,810

Common  stock
  issued                       9,999,000     9,999        (9,999)           --           --

Net  loss  at
  March 31, 2001                      --        --            --       (22,825)     (22,825)
                              ----------   -------       -------      --------     --------

Balance
  March 31, 2001              10,000,000    10,000        (9,999)      123,984      123,985

Reverse split (Note 5)        (9,500,000)       --            --            --           --

Payment  from
  stockholder                         --        --         9,999            --        9,999

Net  loss  at
  March 31, 2002                      --        --            --      (190,511)    (190,511)
                              ----------   -------       -------      --------     --------

Balance
  March 31, 2002                 500,000   $10,000       $    --     $ (66,527)   $ (56,527)
                              ==========   =======       =======     =========    =========



The Accompanying Notes are an Integral Part of the Financial Statements See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL COPORATION
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                                             2002         2001
                                                          ----------   ---------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net  income  (loss)                                     $(190,511)   $(22,825)
  Adjustment to reconcile net income to cash provided
    (used)  by  operating  activities:
    Write down of asset-related party receivable            147,434      35,650
    Decrease in accounts receivable                          44,837      28,912
    (Decrease) in accrued payroll                              (736)       (286)
    Increase (decrease) in accounts payable                 (10,157)     26,886
    (Decrease)  in accounts payable - related company        (3,847)     (2,000)
                                                          ---------    --------

        Net Cash Flows Provided (Used) by
          Operating  Activities                             (12,980)     66,337
                                                          ---------    --------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
  Decrease in due from officer                                   --      16,077
                                                          ---------    --------

        Net Cash Flows Provided by Investing Activities          --      16,077
                                                          ---------    --------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  (Increase) in due from affiliates                         (94,530)    (82,023)
  Increase in due to officer                                 22,940       6,240
  Payment from stockholder                                    9,999          --
  Increase in loan payable - related company                 49,200          --
                                                          ---------    --------

        Net Cash Flows (Used) by Financing Activities       (12,391)    (75,783)
                                                          ---------    --------

NET INCREASE (DECREASE) IN CASH                             (25,371)      6,631

CASH AT THE BEGINNING OF THE YEAR                            26,852      20,221
                                                          ---------    --------

CASH AT THE END OF THE YEAR                               $   1,481    $ 26,852
                                                          =========    ========


The Accompanying Notes are an Integral Part of the Financial Statements See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc.). The Company has previously and is currently reporting and filed as part of Internet Infinity Inc.'s (III) combined/consolidated financial statements. The Company is engaged in the sale of blank electronic media, such as videotapes, and the duplication, replication and packaging of DVDs, CDs, video tapes, and audiotapes.

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The exchange was on a pro-rata basis of .048 shares of EMC stock for each share of III common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act.

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

Accounts  Receivable

Uncollectible accounts receivable are written off as bad debt expenses at the end of each year. For the fiscal year ended March 31, 2001, no accounts receivable were written-off. For the fiscal year ended March 31, 2002, allowance for bad debts did not change. Increase or decrease in the allowance for bad debts is offset against bad debt expense.

Long-Lived  Assets

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. If an impairment were to exist, it would be measured as the excess of the carrying amount of the asset over the discounted cash flow value of the asset. The carrying amount of the asset is its cost less any accumulated depreciation or amortization. The Company has set up an impairment reserve of $80,372 against receivables due from related companies. (See Note 7.)

Tax  Returns

The Company previous to its spin-off (see Note 5) filed consolidated federal and state income tax returns with its parent company. It currently is filing its own separate federal and state income tax returns.

Stock-Based  Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation."

See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Stock-Based  Compensation  (Continued)

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

In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

The  Company  has  no  stock  based  compensation  plans  as  of March 31, 2002.

Deferred  Income  Tax  Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheet. The liability method, Financial Accounting Standards Board (FASB) No. 109, is used to account for these temporary differences. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the asset will not be realized. (See Notes 9 and 11.)

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

Revenue  Recognition

Income and expenses are recorded on the accrual basis of accounting. Revenue is recognized from sales when a product is shipped and collection is probable and the fee is fixed and determinable. Expenses are recognized when incurred. Adoption of Staff Accounting Bulletin (SAB) No. 101 has had no effect on the way the Company recognizes revenue. The Company has not had to change their accounting policies to comply with SAB No. 101.

Segment  Reporting

The Company is a single segment reporting entity. At the current time, all sales and related expenses are from the sale of blank electronic media such as videotapes and the duplication, replication and packaging of DVDs, CDs, video tapes and audio tapes.

Earnings  Per  Share  of  Common  Stock

The Company adopted SFAS No. 128, "Earnings Per Share," in the fourth quarter of fiscal 1999. SFAS No. 128 is intended to simplify the earnings per share computations and make them more comparable from company to company. All prior year earnings per share amounts have been recalculated in accordance with the earnings per share requirements under SFAS No. 128; however, such recalculations did not result in any change to the Company's previously reported earnings per share for all years presented.

See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses of $190,511 and $22,825, for the years ended March 31, 2002 and 2001, respectively, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE  4  -  SPIN-OFF  OF  ELECTRONIC  MEDIA  CENTRAL  CORPORATION

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The record date for determining the persons who participated in the stock distribution is September 18, 2001, with a delivery date of September 28, 2001.

The distribution is for 500,000 shares of EMC common stock, par value of $.02, to each stockholder of III on the record date of September 18, 2001. The exchange is on a pro-rata basis of .048 shares of EMC stock for each share of III common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Exchange Act.

NOTE  5  -  REVERSE  SPLIT

In August 2001, prior to the spin-off of EMC, the Board of Directors of III voted and approved the reverse split of EMC shares from 10,000,000 to 500,000. The par value, in accordance with this reverse split has changed from $.001 per share to $.02 per share.

NOTE  6  -  DUE  TO  OFFICER

The payable is to George Morris, the Company's President. There is no interest, and no specific terms of repayment. The balance is due on demand.

NOTE  7  -  RELATED  COMPANY  TRANSACTIONS

     a)   Due from affiliates: $27,205 due from Morris
          and Associates (M&A) - Due from affiliate
          represents various inter-company transactions
          involving transfers of cash.  There are no
          specific terms for repayment.  As of March 31,
          2002, this  amount has been written off as bad debt.         $     --

          Due  from  III:  $53,167  -  These  are  various
          inter-company transactions involving  transfers
          of cash.  III owns 100% of the stock of the Company.
          There are no specific terms for repayment.  As of
          March 31, 2002, this amount has been written off
          as bad debt.                                                       --


          Due  from  L&M  Media, Inc.  The Company's President
          owns 98% of L&M Media, Inc.                                     1,850
                                                                       --------

                                                                       $  1,850
                                                                       ========

     b)   Loan  payable  to Apple Realty, Inc., secured
          by assets of EMC.  Interest shall  accrue  at
          6%  per  annum, due and payable upon demand.
          This loan is in connection  with  consulting
          fees  owed.  Apple  Realty,  Inc. is owned 100%
          by George Morris.                                            $ 49,200
                                                                       ========

See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


NOTE  7  -  RELATED  COMPANY  TRANSACTIONS  (CONTINUED)

The Company utilizes office space, telephone and utilities provided by Apple Media Corporation (AMC). George Morris, the Company's President, owns 98% of AMC. An estimate of the monthly values for office space, telephone and utilities, of $675 has been expensed, with an offsetting credit against the accounts payable of AMC. For the years ended, March 31, 2002 and 2001, the total of $8,100 for each year was recorded for the above expenses. On April 29, 2002, AMC has filed for bankruptcy and the Company's receivable from AMC was written-off as bad debt expense.

NOTE  8-  CONCENTRATION  OF  CREDIT  RISK

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of businesses comprising the Company's geographically dispersed customer base. For the fiscal year ended March 31, 2002, revenue from four customers represents 31% of the Company's total revenue. None of the Company's customers represent a significant portion of the accounts receivable.

The Company's only supplier of products was AMC. The Company's cost for the product is approximately 80% of the selling price. AMC is a subsidiary of L&M Media, Inc., which is owned 98% by George Morris. On April 29, 2002, AMC filed for bankruptcy. The Company will purchase products directly from AMC's supplier.

NOTE  9  -  (PROVISION)  FOR  INCOME  TAXES

The  components  of  the  (provision)  for  income  taxes  are  as  follows:

                                                             2002        2001
                                                           --------    --------
     Current:
       Federal                                             $     --    $     --
       State                                                   (800)       (800)
                                                           --------    --------

                                                               (800)       (800)
                                                           --------    --------

     Deferred  (Provision):
       Federal                                                   --          --
       State                                                     --          --
                                                           --------    --------

                                                                 --          --
                                                           --------    --------

           Total (Provision) for Income Taxes              $   (800)   $   (800)
                                                           ========    ========

The Company files federal and state income tax returns as part of a consolidated group. Therefore, this Company does not have a deferred tax asset or liability, as it is part of inter-company transactions. (See Note 11.)

NOTE  10  -  NET  INCOME  (LOSS)  PER  SHARE

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                                             2002        2001
                                                          ----------  ---------
Basic  net  income  (loss)                                $(190,511)  $(22,825)
                                                          =========   ========

Weighted average common shares outstanding                  500,000    137,023
                                                          ---------   --------

Basic  and  diluted  net income (loss) per share          $    (.38)  $   (.17)
                                                          =========   ========

See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


NOTE  11  -  DEFERRED  INCOME  TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

Deferred tax asset - non-current                                   $     45,700
Deferred tax liability - non-current                                         --
Less  valuation  allowance                                              (45,700)
                                                                   ------------

      Net Asset - Non-Current                                      $         --
                                                                   ============

The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $180,000.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2002, valuation allowance increased $45,700.

NOTE  12  -  BAD  DEBTS  EXPENSE

Bad  debts  expense  consists  of  the  following:

Write-off of receivable from M&A (Note 7)                          $     27,205
Write-off of receivable from III (Note 7)                                53,167
Write-off of receivable from AMC (Note 7)                                67,062
                                                                   ------------

     Total Write-offs                                              $    147,434
                                                                   ============



















See Accompanying Auditors' Report

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

                                    PART III

Item  9.  Directors,   Executive   Officers,  Promoters  and  Control   Persons;
          Compliance  With  Section  16(a)  of  the  Exchange  Act.

     Electronic Media Central's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2002, the directors' terms of office and the period each director has served are set forth in the following table:

Person                   Positions  and  Officers                Since   Expires
------                   ------------------------                -----   -------
George Morris, 63        Chairman of the Board of Directors -     1996     2003
                         Acting  President/CEO

Roger Casas, 53          Director                                 1999     2003
                         Vice  President  Operations

Shirlene Bradshaw, 63    Member of the Board of Directors         1999     2003
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

Item  10.  Executive  Compensation.

     No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid by the affiliate company Internet Infinity, Inc. to George Morris, the president of the company as officers of both Internet Infinity, Inc. and Electronic Media Central Corporation, during the last three fiscal years.

For  George  Morris
                                                                Long Term Compensation
                                                               -----------------------
                                           Awards
                                    ------------------------
         Annual Compensation                      Securities
----------------------------------                ----------
                                                  Underlying          Payouts
                                                  ---------     ----------------------
                      Other Annual  Restricted    Options/      LTIP      All  Other
                      ------------  ----------    --------      ----      ----------
Year   Salary   Bonus Compensation  Stock Awards  SARS          Payouts   Compensation
----   ------   ----- ------------  ------------  ----------    -------   ------------
2002   13,800      0          0             0            0          0          0
2001   16,700      0          0             0            0          0          0
2000   30,999      0          0             0            0          0          0

     George Morris received a salary of $13,800 from Electronic Media Central, IncIn a related party transaction, the Morris Group, a dba of Apple Realty, Inc. received $60,000 in consulting fees for the fiscal year ended March 31, 2001. George Morris owns 100% and is the president of Apple Realty, Inc./dba Morris Group and the president of Internet Infinity, Inc and our chief executive officer and a director, the controlling shareholder of both Internet Infinity, Inc. and our company.

     The Morris Group is helping Electronic Media Central Corporation's business development by creating new skills and technologies for digital video production services. In addition, Apple Realty, Inc dba/ Morris Group is helping the company develop and implement as strategy for possible merger and acquisition activity by Electronic Media Central Corporation.

Stock  Options

     There  have  been  no  stock  options  granted by Electronic Media Central.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The 500,000 common shares outstanding of Electronic Media Central are 100% owned by 414 shareholders. The table below sets forth, as of March 31, 2002 the number of shares and percentage of the total of 500,000 common stock outstanding of the company beneficially owned by each officer and director of Electronic Media Central individually and as a group, and by each owner of more than five percent of the common stock.

                                                              Percent  of
                                             Number           Outstanding
     Name  and  Address                    of  Shares            Shares
     ------------------                    ----------         -----------
     L&M  Media,  Inc.  (1)                 217,714               43.54
     663  the  Village
     Redondo  Beach,  CA  90277

     Apple Realty, Inc. d/b/a/               49,655                9.93
     Hollywood  Riviera  Studios (1)
     663  the  Village
     Redondo  Beach,  CA  90277

     George  Morris,  Chairman/CEO (2)      356,499               71.30
     663  the  Village
     Redondo  Beach,  CA  90277

     Roger  Casas,  Vice  President           1,536                 .31
     108  E.  228th  St
     Carson,  CA  90745

     Shirlene  Bradshaw,  Director            1,464                 .31
     1900  W.  Artesia  #38
     Gardena,  Ca  90745

     Officers  and  Directors
     as  a  group  (3 persons)              359,499               71.90
     --------------------------

     (1) The shares owned of record by L&M Media, Inc. and Apple Realty, Inc. are under the control of George Morris.

     (2)     Mr. Morris  owns  of  record  89,130 shares   but is attributed the
             shares owned by L&M Media, Inc. and Apple Realty, Inc., which are under his control.

Changes  in  Control

     There are no arrangements which may result in a change in control of Electronic Media Central.

Item  12.  Certain  Relationships  and  Related  Transactions.

     Our  company  is  under the control of George Morris, who beneficially owns
71.3  percent  of all outstanding stock of Electronic Media Central Corporation.

     The  basis  of  his  control is set forth in  the  following  table:

     1.   George  Morris
          --------------

          a.     He  owns  17.83 percent of Electronic Media Central Corporation

          b.     He  owns  51.00  percent  of  L&M  Media,  Inc.

                 i.     It  owns  43.54  percent  of  Electronic  Media  Central
                        Corporation

          c.     He  owns  100  percent  of  Hollywood  Riviera  Studios

                 i.     It  owns  9.93  percent   of  Electronic  Media  Central
                        Corporation

Electronic Media Central Corporation and Pac Max Corporation Operating Structure
--------------------------------------------------------------------------------

     We had bought all of our duplication and blank video products and services from Apple Media Corporation ("AMC"), a manufacturing company under the control of and owned by George Morris, director, executive officer and major shareholder of Electronic Media Central Corporation and Internet Infinity. Due to a lack of working capital available to Electronic Media Central Corporation, George Morris acquired the predecessor to AMC, known as Video Magnetic, LLC, in order that it would continue to provide a sales distribution opportunity for Electronic Media Central Corporation. Internet Infinity had earlier established a distribution arrangement with Video Magnetics, LLC in 1996 and Electronic Media Central Corporation has continued the same arrangement. When the previous owner indicated he would sell Video Magnetics and terminate the distribution arrangement with our company, the Morris bought Video Magnetics to maintain the product source. Video Magnetics was an insolvent company at the time of the Morris acquisition. The successor company to Video Magnetics, Apple Media Corporation has filed Chapter 7 Bankruptcy on May 1, 2002. George Morris finally settled the purchase transaction for Video Magnetics through mediation and is paying the purchase notes over the next two years.

     As of April 1, 2002, Electronic Media Central Corporation is buying all of our duplication products and services from an independent supplier Pac Max Corporation.

     Electronic Media Central Corporation takes title to the products it purchases from Pac Max Corporation just as it did under the original distributorship agreement with independently owned Video Magnetics, LLC. This distributor model for taking title and selling as an independent distributor is planned for other, future business arrangements.

     Under this distributorship arrangement, Electronic Media Central Corporation is responsible for the accounts receivable from duplication sales and must be collected or we take a bad debt loss. As is standard business practice with a drop-ship arrangement, Electronic Media Central does not carry an inventory.

     The process for taking orders, shipping, billing and collection is as follows: When Electronic Media Central sells duplication products and services to an independent customer, we first determine the sales credit terms that will be given to the customer based on a credit worthiness review. If the order will be shipped on an open account basis we contact our representative at Pac Max Corporation. After credit terms and freight are determined by Electronic Media Central Corporation, we issue a purchase order to Pac Max Corporation for the products and services ordered including shipping. Pac Max Corporation sources materials and components, manufactures or assembles and drop ships the order to the Electronic Media Central Corporation customer. Pac Max Corporation invoices the customer on behalf of Electronic Media Central Corporation for the products and services delivered.

     The major risk for Electronic Media Central is the non-payment of accounts receivable from an order. We remain responsible for 50% of the payment of the wholesale cost of the order to Pac Max Corporation. Electronic Media Central Corporation has no inventory and has no inventory shrinkage and obsolescence. However, the absence of an Electronic Media Central Corporation inventory and the control of any inventory by a supplier to Electronic Media Central Corporation have operated to reduce our control over the shipping priority of orders.

Electronic  Media  Central  Corporation  and  Internet  Infinity,  Inc.
-----------------------------------------------------------------------

     Electronic Media Central Corporation has been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998. The shares of our company owned by Internet Infinity were distributed on September 28, 2001 to the Internet Infinity shareholders of record on September 18, 2001. Our company now operates independently of Internet Infinity but shares in common the office facilities and officers and directors George Paul Morris, Roger Casas and Shirlene Bradshaw.

     Our company files individual federal and state income tax returns Electronic Media Central Common Stock is not quoted on any stock trading market, and there is no market for the shares of Electronic Media Central at this time.

     On March 31, 2002 there were 500,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

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

Date:  July  01,  2002        ELECTRONIC  MEDIA  CENTRAL  CORPORATION



                              By  /s/  George  Paul  Morris
                                ------------------------------------------------
                                George  Paul  Morris,  Chief  Executive  Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  July  01,  2002        /s/  George  Paul  Morris
                              --------------------------------------------------
                              George  Paul  Morris,  Director



Date:  July  01,  2002        /s/  Roger  Casas
                              --------------------------------------------------
                              Roger  Casas,  Director



Date:  July  01,  2002        /s/  Shirlene  Bradshaw
                              --------------------------------------------------
                              Shirlene  Bradshaw,  Director