Form 10QSB
period 2002-06-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2002-08-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


                                413 Avenue G, #1
                        Redondo Beach, California 90277
                             Telephone 310-318-2244
                             ----------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [  ]

     As of June 30, 2002, there were 550,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                  JUNE 30, 2002
                                  (UNAUDITED)
     See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements



                                     ASSETS

CURRENT  ASSETS
     Cash                                                             $     113
     Accounts receivable, net of allowance for
       doubtful accounts of  $2,200                                      23,257
                                                                      ---------

          Total Current Assets                                           23,370
                                                                      ---------

OTHER  ASSETS
     Due from affiliates                                                 21,248
                                                                      ---------

          Total Assets                                                $  44,618
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT  LIABILITIES
     Accounts payable and accrued expenses                            $  12,944
     Accrued payroll                                                        761
     Sales tax payable                                                    1,265
     Interest payable                                                     1,502
     Income tax payable                                                   2,400
     Due to officer - current                                            30,198
                                                                       --------

          Total Current Liabilities                                      49,070
                                                                       --------
LONG-TERM  LIABILITIES
     Note payable - related entity                                       64,200
                                                                       --------

          Total Liabilities                                             113,270
                                                                       --------

STOCKHOLDERS'  EQUITY  (DEFICIT)
     Preferred stock, par value $.001; authorized 10,000,000
       shares; issued and outstanding 0 shares                               --
     Common stock, par value $.02; authorized 40,000,000
       shares; issued and outstanding 550,000 shares                     11,000
     Accumulated  (deficit)                                             (79,652)
                                                                       --------

          Total  Stockholders'  Equity  (Deficit)                       (68,652)
                                                                       --------

          Total Liabilities and Stockholders' Equity (Deficit)         $ 44,618
                                                                       ========

     See Accompanying Selected Information to Unaudited Condensed Financial
                                  Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      For the Three Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2002           2001
                                                      -----------    -----------
REVENUE                                               $   69,765     $  270,776

COST OF SALES - PURCHASES                                 46,187        214,596
                                                      ----------     ----------

      Gross Profit                                        23,578         56,180
                                                      ----------     ----------

OPERATING  EXPENSES
  Professional fees                                        6,492          9,343
  Salaries  and  related  expenses                         7,082         40,593
  Consulting fees paid to related party                   15,900             --
  Other                                                    5,833          7,964
                                                      ----------     ----------

      Total Operating Expenses                            35,307         57,900
                                                      ----------     ----------


      Income (Loss) Before Other Income
        and  Provision for Taxes                         (11,729)        (1,720)

OTHER  INCOME  (EXPENSE)
  Interest expense                                          (596)            --
                                                      ----------     ----------

      Net Income (Loss) Before Provision for Taxes       (12,325)        (1,720)

(PROVISION)  FOR  INCOME  TAXES
  Current                                                   (800)          (800)
                                                      ----------     ----------

      Net Income (Loss)                               $  (13,125)    $   (2,520)
                                                      ==========     ==========

      Basic and diluted (loss) per common share       $    (.028)    $    (.005)
                                                      ==========     ==========


      See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         For the Quarters Ended
                                                               June 30,

                                                           2002          2001
                                                        ----------   ----------
CASH  FLOWS  PROVIDED  (USED)  BY  OPERATING
 ACTIVITIES:
     Net income (loss)                                  $ (13,125)    $  (2,520)
     Adjustment to reconcile net income to
       cash provided (used) by operating activities:
         (Decrease) in allowance for doubtful accounts     (4,100)           --
         Consulting and legal fees related to stock
           issued                                           1,000            --
         (Increase) decrease in accounts receivable        19,888       (33,060)
         (Decrease) in accrued payroll                     (1,429)           --
         (Decrease) in sales tax payable                     (239)           --
         Increase in interest payable                         749            --
         Increase (decrease) in accounts  payable            (732)          717
                                                        ----------   ----------
            Net Cash Flows Provided (Used) by
              Operating  Activities                         2,012       (34,863)
                                                        ----------   ----------

CASH  FLOWS  PROVIDED  (USED)  BY  INVESTING
  ACTIVITIES:
    (Increase) decrease in due from affiliates            (19,398)        3,999
                                                        ----------   ----------

            Net Cash Flows Provided (Used) by
              Investing  Activities                       (19,398)        3,999
                                                        ----------   ----------

CASH  FLOWS  PROVIDED  (USED)  BY  FINANCING
  ACTIVITIES:
    Increase in due to officer                              1,018         4,773
    Proceeds from notes payable - related entity           15,000            --
                                                        ----------   ----------

            Net Cash Flows Provided by
              Financing Activities                         16,018         4,773
                                                        ----------    ---------

NET  (DECREASE)  IN  CASH                                  (1,368)      (26,091)

CASH AT THE BEGINNING OF THE PERIOD                         1,481        26,852
                                                        ----------   ----------

CASH AT THE END OF THE PERIOD                           $     113    $      761
                                                        ==========   ==========

ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  period  for:
    Interest                                            $     596    $       --
                                                        ==========   ==========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
  Common stock issued for consulting and legal fees     $   1,000    $       --
                                                        ==========   ==========

      See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2002
                                  (UNAUDITED)


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. EMC (formerly a division of Internet Infinity, Inc.) was owned 100% by Internet Infinity, Inc. (III). EMC reports and files as part of III's condensed combined/consolidated financial statements. EMC is engaged in the sale of duplication, replication and packaging of DVD's, CD's, videotapes, and audiotapes.

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

NOTE  2  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2002, and the results of operations and cash flows for the related interim periods ended June 30, 2002 and 2001. The results of operations for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on June 30, 2002, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                  JUNE 30, 2002
                                  (UNAUDITED)


NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses and has an accumulated deficit of $79,652, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE  4  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  5  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity for the three months ended June 30, 2002:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000                  Unpaid
                          shares authorized           shares authorized         Additional     Stock
                                                                                  Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  March 31, 2002            -          $   -       500,000         $ 10,000     $        -  $       -    $  (66,527)    $(56,527)

Shares issued               -              -        50,000            1,000              -          -             -        1,000

Net (loss)                  -              -             -                -              -          -       (13,125)     (13,125)
                        -----          -----       ----------      --------     ----------   --------     -----------   ----------

Balance at
  June 30, 2002             -          $   -       550,000         $ 11,000     $        -   $      -     $ (79,652)    $(68,652)
                        =====          =====       ==========      ========     ==========   ========     =========     ========

During the current period, the Company issued 50,000 shares of common stock at par value to employees as a bonus. The $1,000 is included in consulting and legal expense.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

The Company utilizes office space, telephone and utilities provided by AMC (a subsidiary of a Company owned 98% by George Morris) at an estimated fair market value of $225 per month.

In addition, EMC pays $15,000 per quarter to Apple Realty Inc., which is 100% owned by George Morris. At June 30, 2002, an accrued liability of $64,200 is included in note payable-related party.

NOTE  7  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted average number of shares outstanding at June 30, 2002 and 2001 were 500,274 and 500,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of Fiscal 2003 Compared to First Quarter of Fiscal 2002

Sales

     Electronic Media Central revenues for Q1 2003 were $69,675, a 74.2% decrease in revenues under Q1 2002 of $270,776. The decrease in sales was attributable to the loss of a key sales person and the general slowing of the economy.

Cost  of  Sales

     Our  cost  of  sales  decreased  to $46,187  for Q1 2003 (66.2% of sales),
from  $214,596  for Q1 2002 (79.3% of sales).    This decrease in cost of sales
is  due  to  the  lower  sales  and  a  new  supplier  arrangement.

Gross  Margin

     The company's gross margin decreased to $23,578 for Q1 2003 (33.8% of sales), from $56,180 for Q1 2002 (20.7% of sales). This percentage increase is attributable to the sale of higher margin products and a new supplier arrangement noted above.

Operating  Expenses

     Operating expenses for Q1 2003 decreased to $35,307 (50.6% of sales) from $57,900 (21.4% of sales), for Q1 2002. Salaries expense for Q1 2003 decreased to $7,082 from $40,593 for Q1 2002. Consulting fees increased from zero for Q1 2002 to $15,900 for Q1 2003. Professional fees decreased from $9,343 for Q1 2002 to $6,492 for Q1 2003.

Net  Income  (Loss)

     The company had a net loss of $13,125 in Q1 2003 (4.8% of sales), as compared with a net loss of $2,520 in Q1 2002 (3.2% of sales). The cause for the increase in net loss of $10,875 is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position decreased from $761 at June 30, 2001 (Q1 2002) by $648 to $113 at June 30, 2002 (Q1 2003). Accounts receivable from non-affiliates decreased from $116,942 at June 30, 2001 (Q1 2003) by $93,685 to $23,257 at June
30,  2002  (Q1  2003).

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

Dated:  August 13,  2002          ELECTRONIC  MEDIA  CENTRAL  CORPORATION.


                                  By  /s/  George  Morris
                                      ------------------------------------------
                                      George  Morris,  President  and  Chief
                                      Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Electronic Media Central Corporation, (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, George Morris, Chief Executive Officer of the
Company,  hereby  certify  that  to  my  knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: August 13, 2002        /s/  George Morris
       ---------------        ----------------------------------------------
                              George  Morris
                              Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Electronic Media Central Corporation, (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, George Morris, Chief Financial Officer of the
Company,  hereby  certify  that  to  my  knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 13, 2002       /s/  George Morris
        ---------------       -----------------------------------------------
                              George  Morris
                              Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.