Form 10QSB
period 2002-09-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2002-11-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

     As  of  November  14,  2002,  there were 550,000 shares of the Registrant's
Common Stock, par value $0.02 per share, 25138735outstanding25138735SSherie Adams25138735.

     Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements
                                                                            Page
                                                                            ----

     Condensed  Balance  Sheet  (Unaudited)  as  of
          September  30,  2002                                                 3
     Condensed  Statements  of  Operations  (Unaudited)
          for  the  Three  Months  and  Six  Months  Ended
          September  30,  2002  and  2001                                      4
     Condensed  Statements  of  Cash  Flows  (Unaudited)
          for  the  Six  Months  Ended  September  30,  2002 and 2001          5
     Selected  Information  -  Substantially  All  Disclosures  Required
          by  Generally  Accepted  Accounting  Principles  Are
          Not  Included  September  30,  2002  (Unaudited)                     6

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
     Cash                                                          $        304
     Accounts receivable, net of allowance for
       doubtful accounts of $2,200                                       32,432
     Accounts receivable - related entity                                   263
                                                                   ------------
          Total Current Assets                                           32,999
                                                                   ------------

OTHER ASSETS
     Due from affiliates                                                 31,794
                                                                   ------------

          Total Assets                                             $     64,793
                                                                   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $     21,590
     Sales tax payable                                                    1,057
     Interest payable                                                     2,488
     Income tax payable                                                   2,400
     Due to officer - current                                            31,760
                                                                   ------------

          Total Current Liabilities                                      59,295
                                                                   ------------

LONG-TERM LIABILITIES
     Note payable - related entity                                       79,200
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock par value $.001; authorized 10,000,000
       shares; issued and outstanding 0 shares                                -
     Common stock, par value $.02; authorized 40,000,000
       shares; issued and outstanding 550,000 shares                     11,000
     Accumulated (deficit)                                              (84,702)
                                                                   ------------

          Total Stockholders' Equity (Deficit)                          (73,702)
                                                                   ------------

          Total Liabilities and Stockholders' Equity (Deficit)     $     64,793
                                                                   ============


      See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          For the Three Months   For the Six Months
                                           Ended September 30,   Ended September 30,
                                             2002       2001       2002       2001
                                          ---------  ---------   ---------  ---------
REVENUE                                   $  79,726  $ 193,713   $ 149,492  $ 464,490

COST OF SALES - PURCHASES                    51,254    152,460      97,441    367,056
                                          ---------  ---------   ---------  ---------

          Gross Profit                       28,472     41,253      52,051     97,434
                                          ---------  ---------   ---------  ---------

OPERATING EXPENSES
  Professional fees                           1,629      5,825       8,121     15,167
  Salaries and related expenses               9,078     32,505      16,160     73,749
  Consulting fees paid to related party      15,000     16,000      30,900     16,000
  Other                                       6,830      9,146      12,663     16,460
                                          ---------  ---------   ---------  ---------

          Total Operating Expenses           32,537     63,476      67,844    121,376
                                          ---------  ---------   ---------  ---------


          (Loss) Before Other Income
            and Provision for Taxes          (4,065)   (22,223)    (15,793)   (23,942)

OTHER INCOME (EXPENSE)
  Interest expense                             (986)         -      (1,582)         -
                                          ---------  ---------   ---------  ---------

          Net (Loss) Before Provision
            for Taxes                        (5,051)   (22,223)    (17,375)   (23,942)

(PROVISION) FOR INCOME TAXES
  Current                                         -       (800)       (800)      (800)
                                          ---------  ---------   ---------  ---------


          Net (Loss)                      $  (5,051) $ (23,023)  $ (18,175) $ (24,742)
                                          =========  =========   =========  =========

BASIC NET (LOSS) PER SHARE:

    Basic and diluted                     $   (0.01) $   (0.05)  $   (0.04) $   (0.05)
                                          =========  =========   =========  =========

WEIGHTED-AVERAGE COMMON
  SHARE OUTSTANDING:

     Basic and diluted                      512,877    500,000     512,877    500,000
                                          =========  =========   =========  =========

      See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        For the Six Months Ended
                                                              September 30,
                                                            2002          2001
                                                         ----------   ----------
CASH  FLOWS  PROVIDED  (USED)  BY  OPERATING
 ACTIVITIES:
     Net (loss)                                         $ (18,175)    $ (24,742)
     Adjustment to reconcile net income to
       cash provided (used) by operating activities:
         (Decrease) in allowance for doubtful accounts     (4,100)           --
         Consulting and legal fees related to stock
           issued                                           1,000            --
         Decrease in accounts receivable                   10,714         2,017
         (Decrease) in accrued payroll                     (2,190)           --
         (Decrease) in sales tax payable                     (447)           --
         Increase in interest payable                       1,735            --
         Increase (decrease) in accounts  payable
           and accrued expenses                             7,913        (4,009)
                                                        ----------   ----------
            Net Cash Flows Provided (Used) by
              Operating  Activities                        (3,550)      (26,734)
                                                        ----------   ----------

CASH  FLOWS  PROVIDED  (USED)  BY  INVESTING
  ACTIVITIES:
    (Increase) in due from affiliates                     (30,207)      (25,213)
                                                        ----------   ----------

            Net Cash Flows Provided (Used) by
              Investing  Activities                       (30,207)      (25,213)
                                                        ----------   ----------

CASH  FLOWS  PROVIDED  (USED)  BY  FINANCING
  ACTIVITIES:
    Increase in due to officer                              2,580        15,064
    Proceeds from notes payable - related entity           30,000        16,000
                                                        ----------   ----------

            Net Cash Flows Provided by
              Financing Activities                         32,580        31,064
                                                        ----------    ---------

NET  (DECREASE)  IN  CASH                                  (1,177)      (20,883)

CASH AT THE BEGINNING OF THE PERIOD                         1,481        26,852
                                                        ----------   ----------

CASH AT THE END OF THE PERIODS                          $     304    $    5,969
                                                        ==========   ==========

ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  period  for:
    Interest                                            $      --    $       --
                                                        ==========   ==========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
  Common stock issued for consulting and legal fees     $   1,000    $       --
                                                        ==========   ==========

  Decrease in unpaid stock subscriptions                $      --    $    9,999
                                                        =========    ==========


      See Accompanying Selected Information to Unaudited Condensed Financial
                                   Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


NOTE  1  -  ORGANIZATION

Organization

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. EMC (formerly a division of Internet Infinity, Inc.) was owned 100% by Internet Infinity, Inc. (III). EMC reports and files as part of III's condensed combined/consolidated financial statements. EMC is engaged in the sale of duplication, replication and packaging of DVDs, CDs, videotapes, and audiotapes.

On September 28, 2001, EMC distributed 500,000 shares of common stock, par value of $.02, to each stockholder of III on the record date of September 18, 2001. The exchange was on a pro-rata basis of .048 shares of EMC stock for each share of III common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission under Section
12(g)  of  the  Exchange  Act.


NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2002, and the results of operations and cash flows for the related interim periods ended September 30, 2002 and 2001. The results of operations for the three and six months ended
September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, or any other period.

The accounting policies followed by the Company and other information are contained in Note 1 to the Company's financial statements in the March 31, 2002 annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)


NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses and has an accumulated deficit of $84,702, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity for the six months ended September 30, 2002:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                                                                                              Unpaid
                                                                                Additional     Stock
                                                                                  Paid-In       Sub-     Accumulated
                        Shares         Amount        Shares         Amount        Capital    scription    (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ----------  ------------   ----------
Balance at
  March 31, 2002            -          $   -       500,000         $ 10,000     $        -  $       -    $  (66,527)    $(56,527)

Shares issued               -              -        50,000            1,000              -          -             -        1,000

Net (loss)                  -              -             -                -              -          -       (18,175)     (18,175)
                        -----          -----       ----------      --------     ----------   --------     -----------   ----------

Balance at
  September 30, 2002        -          $   -       550,000         $ 11,000     $        -   $      -     $ (84,702)    $(73,702)
                        =====          =====       ==========      ========     ==========   ========     =========     ========

During the current period, the Company issued 50,000 shares of common stock at par value to employees as a bonus. The $1,000 is included in consulting and legal expense.

NOTE  5  -  RELATED  PARTY  TRANSACTIONS

The Company utilizes office space, telephone and utilities provided by a related party at an estimated fair market value of $225 per month.

In addition, EMC pays $15,000 per quarter to Apple Realty Inc. for consulting fees. Apple Realty, Inc. is 100% owned by George Morris. At September 30, 2002, an accrued liability of $79,200 is included in note payable-related party.

NOTE  6  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted-average number of shares outstanding at September 30, 2002 and 2001 were 512,877 and 500,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Second  Quarter 2003 Compared to Second Quarter 2002
--------------------------------------------------------------------------------

Sales

     Electronic Media Central revenues for Q2 2003 were $79,726, a 58.8% decrease in revenues from Q2 2002 of $193,713. The decrease in sales was attributable to the loss of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $51,254 for Q2 2003, or 64.3% of sales, down from $152,460 for Q2 2002, or 78.7% of sales. This $101,206 decrease in the cost of sales is due primarily to a decrease in sales volume and the 14.4% percentage decrease in the cost of sales represents a new supplier arrangement.

Gross  Margin

     Our gross margin decreased to $28,472 for Q2 2003, or 35.7% of sales, from $41,253 for Q2 2002, or 21.3% of sales. This 14.4% percentage increase is attributable to the lower cost of goods.

Operating  Expenses

     Operating expenses for Q2 2003 decreased to $32,537, or 40.8% of sales, under the $63,476 or 32.8% of sales, for Q2 2002. This decrease of $30,939 in operating expenses for Q2 2003 under Q2 2002 is primarily due to a $4,196 decrease in professional fees, the decrease of $23,427 in salaries and a $2,316 decrease in other expenses all due to the lower revenues for the company. The 8.0% increase in operating expenses as a percentage of sales to 40.8% in Q2 2003 resulted from a decrease in sales to cover overhead, salaries and other expenses described above.

Net  Income  (Loss)

     We had a net loss of $5,051 in Q2 2003, or 6.3% of sales, as compared with a net loss of $23,023 in Q2 2002, or 11.9% of sales. The decrease in the net loss of $17,972 is discussed in the previous sections.

Results of Operations - First Half of Fiscal Year 2003 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal  Year  2002
------------------

Sales

     Electronic Media Central revenues for the first half of FY 2002 were $149,492, a $314,998 or 67.8% decrease in revenues over the first half of FY 2001 of $464,490. The decrease in sales was attributable to the loss of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $97,441 for the first half of FY 2002, or 65.2% of sales, from $367,056 for the first half of FY 2001, or 79.0% of sales. This decrease in the cost of sales is due to a decrease in sales volume and the 13.8% decrease in the cost of sales represents new supplier arrangement.

Gross  Margin

     Our gross margin decreased to $52,051 for the first half of FY 2002, or 34.8% of sales, from $97,434 for the first half of FY 2001, or 21.0% of sales. This 13.8 percentage increase is attributable to the new supplier arrangement.

Operating  Expenses

     Operating expenses for the first half of FY 2002 decreased to $67,844 or 45.4% of sales, under $121,376 or 26.1% of sales, for the first half of FY 2001. This $53,532 decrease in operating expenses is primarily due to a $57,589 decrease in employee compensation, a $14,900 increase in consulting fees paid to a related party company owned by George Morris, the president of our company, a decrease of $7,046 in professional fees and a $3,797 decrease in other expenses.

Net  Income  (Loss)

     We had a net loss of $18,175 in the first half of FY 2002, or 1.2% of sales, as compared with a net loss of $24,742 in the first half of FY 2001, or 1.0% of sales. The cause of the decrease in the net loss of $6,567 is discussed in the previous sections.

Financial  Conditions

     At September 30, 2002 the company had negative working capital of ($26,296), consisting of current assets totaling $32,999 and current liabilities totaling $59,296. Working capital at September 30, 2002 decreased by $61,268 as compared to the September 30, 2001, working capital balance of $34,972. The decrease in the working capital was mainly due to cash used to fund the net loss during the six months ended September 30, 2002. During the six months ended September 30, 2002, the company used cash of $1,177 as compared to $20,883 of cash used during the six months ended September 30, 2001. The company used $18,175 in operating activities due to its net loss for the six months ended September 30, 2002. Cash used by investing activities increased by $30,207 due to an increase in due from affiliates. Cash provided by financing activities of $32,580 was due to proceeds from notes payable - related parties and officer advances of $2,580.

Item  3.          Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

Item  5.          Other  Information

     During the current period, the Company issued 50,000 shares of common stock at $0.02 par value to employees as a bonus. The $1,000 is included in consulting and legal expenses.
..
Item  6.          Exhibits  and  Reports  on  Form  8-K

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

Dated:  November  19,  2002              ELECTRONIC  MEDIA  CENTRAL  CORPORATION


                                         By:/s/  George  Morris
                                            ------------------------------------
                                            George Morris,  President and  Chief
                                              Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George  Morris,  Chief  Executive  Officer  of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Electronic Media Central Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George  Morris,  Chief  Financial  Officer  of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Electronic Media Central Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Electronic Media Central Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, George Morris, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November  19,  2002             /s/  George  Morris
                                        ----------------------------------------
                                        George  Morris
                                        Chairman  and  Chief  Executive  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Electronic Media Central Corporation (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the "Report"), I, George Morris, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November  19,  2002               /s/  George  Morris
                                          --------------------------------------
                                          George  Morris
                                          Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.