Form 10QSB
period 2002-12-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2003-02-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

     As  of  December  31,  2002,  there were 550,000 shares of the Registrant's
Common  Stock,  par  value  $0.02  per  share,  outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                            CONDENSED BALANCE SHEET
                                DECEMBER 31, 2002
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
     Cash                                                         $       2,783
     Accounts receivable, net of allowance for doubtful
       accounts  of  $6,500                                              29,953
     Accounts  receivable  -  related entity                                892
                                                                  -------------

          Total  Current  Assets                                         33,628
                                                                  -------------
OTHER  ASSETS
     Due  from  affiliates                                               37,101
                                                                  -------------

          Total  Assets                                           $      70,729
                                                                  =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
     Accounts  payable  and  accrued  expenses                    $      21,303
     Sales  tax  payable                                                  1,057
     Interest  payable                                                    3,938
     Income  tax  payable                                                 2,400
     Due  to  officer  -  current                                        32,860
                                                                  -------------

          Total  Current  Liabilities                                    61,558
                                                                  -------------
LONG-TERM  LIABILITIES
     Note  payable  -  related  entity                                   94,200
                                                                  -------------

          Total  Liabilities                                            155,758
                                                                  -------------

STOCKHOLDERS'  EQUITY  (DEFICIT)
     Preferred stock, par value $.001; authorized
       10,000,000  shares; issued and outstanding 0 shares                    -
     Common  stock,  par  value  $.02;  authorized
       40,000,000  shares; issued  and  outstanding
       550,000 shares                                                    11,000
     Accumulated  (deficit)                                             (96,029)
                                                                  -------------

          Total  Stockholders'  Equity  (Deficit)                       (85,029)
                                                                  -------------

          Total Liabilities and Stockholders' Equity (Deficit)    $      70,729
                                                                  =============

          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        For the Three Months         For the Nine Months
                                         Ended December 31,          Ended December 31,
                                      -----------------------     -----------------------
                                         2002          2001          2002          2001
                                      ---------     ---------     ---------     ---------
REVENUE                               $  82,579     $ 218,054     $ 232,071     $ 682,544

COST  OF  SALES  -  PURCHASES            54,440       172,904       151,881       539,960
                                      ---------     ---------     ---------     ---------
     Gross  Profit                       28,139        45,150        80,190       142,584
                                      ---------     ---------     ---------     ---------

OPERATING  EXPENSES
     Professional  fees                   2,994         6,118        11,115        21,286
     Salaries and related expenses        7,635        21,150        23,795        94,899
     Consulting  fees  paid  to
       related  party                    15,000        17,000        45,900        33,000
     Other                               12,387         9,228        25,050        25,687
                                      ---------     ---------     ---------     ---------

          Total Operating Expenses       38,016        53,496       105,860       174,872
                                      ---------     ---------     ---------     ---------

          (Loss) Before Other Income
            and Provision for Taxes      (9,877)       (8,346)      (25,670)      (32,288)

OTHER  INCOME  (EXPENSE)
     Interest  expense                   (1,450)            -        (3,032)            -
                                      ---------     ---------     ---------     ---------

          Net (Loss) Before
            Provision for Taxes         (11,327)       (8,346)      (28,702)      (32,288)

(PROVISION)  FOR  INCOME  TAXES
     Current                                  -             -          (800)         (800)
                                      ---------     ---------     ---------     ---------

           Net  (Loss)                $ (11,327)    $  (8,346)    $ (29,502)    $ (33,088)
                                      =========     =========     =========     =========

BASIC  NET  (LOSS)  PER  SHARE:

       Basic  and  diluted            $   (0.02)    $   (0.02)    $   (0.06)    $   (0.07)
                                      =========     =========     =========     =========

WEIGHTED-AVERAGE  COMMON
  SHARES  OUTSTANDING:

     Basic and diluted                  525,479       502,545       525,479       502,545
                                      =========     =========     =========     =========

          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        For the Nine Months Ended
                                                               December 31,
                                                        -------------------------
                                                             2002        2001
                                                          ----------  ----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
     Net  (loss)                                          $ (29,502)  $ (33,088)
     Adjustment  to  reconcile  net  income
     to cash provided (used) by operating  activities:
       Increase  in  allowance  for doubtful accounts           200           -
       Consulting and legal fees related to stock issued      1,000       1,000
       (Increase)  decrease  in  accounts  receivable         8,893     (13,881)
       (Decrease)  in  accrued  payroll                      (2,190)          -
       (Decrease)  in  sales  tax  payable                     (447)          -
       Increase  in  interest  payable                        3,185           -
       Increase  (decrease)  in  accounts  payable
         and  accrued  expenses                               7,626      (4,124)
                                                          ---------   ---------
           Net Cash Flows (Used) by Operating Activities    (11,235)    (50,093)
                                                          ---------   ---------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
     (Increase)  in  due  from  affiliates                  (36,143)    (23,075)
                                                          ---------   ---------

          Net Cash Flows (Used) by Investing Activities     (36,143)    (23,075)
                                                          ---------   ---------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
     Increase  in  due  to  officer                           3,680      21,574
     Proceeds from notes payable - related  entity           45,000      32,000
                                                          ---------   ---------

          Net Cash Flows Provided by
            Financing Activities                             48,680      53,574
                                                          ---------   ---------

NET  INCREASE  (DECREASE)  IN  CASH                           1,302     (19,594)

CASH  AT  THE  BEGINNING  OF  THE  PERIODS                    1,481      26,852
                                                          ---------   ---------

CASH  AT THE END OF THE PERIODS                           $   2,783   $   7,258
                                                          =========   =========

ADDITIONAL  DISCLOSURES:
     Cash  paid  during  the  periods  for:

          Interest                                        $     600   $       -
                                                          =========   =========

          Income  taxes                                   $       -   $       -
                                                          =========   =========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     Common stock issued for consulting and legal fees    $   1,000   $       -
                                                          =========   =========

     Decrease  in  unpaid  stock  subscriptions           $       -   $   9,999
                                                          =========   =========


          See Accompanying Selected Information to Unaudited Condensed
                         Combined Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2002
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION

Organization

On April 1, 1998, Electronic Media Central Corporation (EMC) was incorporated in California. EMC (formerly a division of Internet Infinity, Inc.) was owned 100% by Internet Infinity, Inc. (III). EMC reports and files as part of III's condensed combined financial statements. EMC is engaged in the sale of duplication, replication and packaging of DVDs, CDs, videotapes, and audiotapes.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2002, and the results of operations and cash flows for the related interim periods ended December 31, 2002 and 2001. The results of operations for the three and nine months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003, or any other period.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          PART 1: FINANCIAL INFORMATION
                          ITEM 1: FINANCIAL STATEMENTS
                              SELECTED INFORMATION
    Substantially All Disclosures Required by Generally Accepted Accounting
                          Principles are Not Included
                                DECEMBER 31, 2002
                                  (UNAUDITED)


NOTE 3 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses and has an accumulated deficit of $96,029, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity for the nine months ended December 31, 2002:

                    Preferred Stock        Common Stock       Additional     Unpaid
                  ------------------   ------------------
                                                               Paid in        Stock        Accumulated
                   Shares     Amount    Shares     Amount      Capital     Subscription     (Deficit)       Balance
                   ------     ------   -------    --------    ----------   ------------    ------------   -----------
Balance  at
  March 31, 2002        -          -   500,000    $ 10,000           -              -      $  (66,527)    $  (56,527)

Shares  issued          -          -    50,000       1,000           -              -               -          1,000

Net  (loss)             -          -         -           -           -              -         (29,502)       (29,502)
                    -----     ------   -------    --------     -------       --------      ----------     ----------
Balance  at
  December 31, 2002     -          -   550,000    $ 11,000           -              -      $  (96,029)    $  (85,029)
                    =====     ======   =======    ========     =======       ========      ==========     ==========


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company utilizes office space, telephone and utilities provided by a related party at an estimated fair market value of $225 per month.

In addition, EMC pays $15,000 per quarter to Apple Realty Inc. for consulting fees. Apple Realty, Inc. is 100% owned by George Morris. At December 31, 2002, an accrued liability of $94,200 is included in note payable-related party.

NOTE 6 - EARNINGS PER SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted-average number of shares
outstanding  at   December  31,  2002  and    2001  were  525,479  and  502,545,
respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Third  Quarter  2003  Compared to Third Quarter 2002
--------------------------------------------------------------------------------

Sales

     Electronic Media Central revenues for Q3 2003 were $82,579, a 62.1% decrease in revenues from Q3 2002 of $218,054. The decrease in sales was attributable to the loss of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $54,440 for Q3 2003, or 65.9% of sales, down from $172,904 for Q3 2002, or 79.3% of sales. This $118,464 decrease in the cost of sales is due primarily to a decrease in sales volume.

Gross  Margin

     Our gross margin decreased to $28,139 for Q3 2003, or 34.1% of sales, from $45,150 for Q3 2002, or 20.7% of sales. This $17,011 decrease is attributable to lower sales.

Operating  Expenses

     Operating expenses for Q3 2003 decreased to $38,016, or 46.0% of sales, under the $53,496 or 24.5% of sales, for Q3 2002. This decrease of $15,480 in operating expenses for Q3 2003 under Q3 2002 is primarily due to a $3,124 decrease in professional fees and the $13,515 decrease in salaries.

 Net  Income  (Loss)

     We had a net loss of $11,327 in Q3 2003, or 13.7% of sales, as compared with a net loss of $8,346 in Q3 2002, or 3.8% of sales. The increase in the net loss of $2,981 is primarily the result of reduced sales and is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position decreased from $7,258 at December 31, 2001 (Q3 2002) by $4,475 to $2,783 at December 31, 2002 (Q3 2003). Accounts Receivable from non-affiliates decreased from $97,763 at December 31, 2001 (Q3 2002) by $67,810 to $29,953 at December 31, 2002 (Q3 2003).

Results  of Operations - First Nine Months of Fiscal Year 2003 Compared to First
--------------------------------------------------------------------------------
Nine  Months  of  Fiscal  Year  2002
------------------------------------

Sales

     Electronic Media Central revenues for the first nine months of FY 2003 were $232,071, a $450,473 or 66.0% decrease in revenues over the first nine months of FY 2002 of $682,544. The decrease in sales was attributable to a slow United States economy and the loss of a key sales employee.

Cost  of  Sales

     Our cost of sales decreased to $151,881 for the first nine months of FY 2003, or 65.4% of sales, from $539,960 for the first nine months of FY 2002, or 79.1% of sales. This $388,079 decrease in the cost of sales is due to a decrease in sales revenue.

Gross  Margin

     Our gross margin decreased to $80,190 for the first nine months of FY 2003, or 34.6% of sales, from $142,584 for the first nine months of FY 2002, or 20.9% of sales. This decrease is attributable to the decrease in revenue.

Operating  Expenses

     Operating expenses for the first nine months of FY 2003 decreased to $105,860 or 45.6% of sales, under the 174,872 or 25.6% of sales, for the first nine months of FY 2002. This $69,012 decrease in operating expenses is primarily due to a $12,900 increase in consulting fees paid to a related party company owned by George Morris, the president of our company, offset by a decrease in $10,171 decrease in professional fees and a $71,104 decrease in employee salaries.

Net  Income  (Loss)

     We had a net loss of $29,502 in the first nine months of FY 2003, or 12.7% of sales, as compared with a net loss of $33,088 in the first nine months of FY 2002, or 4.8% of sales. The decrease in the net loss was due to a reduction of both revenues and expenses.

Financial  Conditions

     At December 31, 2002 the company had negative working capital of ($27,930), consisting of current assets totaling $33,628 and current liabilities totaling $61,558. The negative in the working capital was mainly due to cash used to fund the $29,502 net loss during the nine months ended December31, 2002. During the nine months ended December 31, 2002, the company had a net increase in cash of $1,302 as compared to the $19,594 cash used the first nine months of 2001.The company used $11,235 in operating activities for the nine months ended 2002 as compared to $50,093 for the nine months ended 2001. The company used cash of $36,143 for investing activities for the nine months ended December 31, 2002 as compared to $23,075 for the nine months ended 2001, primarily from increases in due from affiliates. The company provided cash of $48,680 for nine months ended December 31, 2002 as compared to $53,574 for the nine months ended December 31, 2001.

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

Dated:  February  18,  2003               ELECTRONIC  MEDIA  CENTRAL
                                          CORPORATION


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



Date:  February  18,  2003               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Executive  Officer

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



Date:  February  18,  2003               /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Electronic Media Central Corporation (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, George Morris, Chief Executive Officer of the
Company,  hereby  certify  that  to  my  knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  February  18,  2003               /s/  George  Morris
                                          --------------------------------------
                                          George  Morris
                                          Chairman  and Chief  Executive Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of Electronic Media Central Corporation (the "Company") on Form 10-QSB for the period ended December 31, 2002 (the "Report"), I, George Morris, Chief Financial Officer of the
Company,  hereby  certify  that  to  my  knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  February  18,  2003               /s/  George  Morris
                                          --------------------------------------
                                          George  Morris
                                          Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.