Form 10KSB
period 2003-03-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2003-06-27
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                 (Name of small business issuer in its charter)

                          Commission File No. 0-32345


        California                                           33-0795854
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $297,820

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $8,820 computed by reference to the $0.04 average of the bid and asked price of the Company's Common Stock on June 18, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, $0.02 par value, on June 18, 2003.

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
          Recent  Sales  of  Unregistered  Securities                         4

Item  6.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                             5
          Results  of  Operations                                             5
               Sales                                                          5
               Gross  Margin                                                  6
               Selling,  General  and  Administrative  Expenses               6
               Net  Profit  (Loss)                                            6
               Balance  Sheet  Items                                          6
               Liquidity  and  Outlook                                        6

Item  7.  Financial  Statements                                               7

Item  8.  Changes  in  and  Disagreements  With  Accountants  On
               Accounting  and  Financial  Disclosure                        18

Item  9.  Directors, Executive Officers and Control Persons; Compliance
                With Section  16(a)  of  the  Exchange  Act                  18

Item 10.  Executive  Compensation                                            19

Item 11.  Security  Ownership  of  Certain  Beneficial  Owners  and
          Management                                                         20
               Changes  in  Control                                          21

Item 12.  Certain  Relationships  and  Related  Transactions                 21

Item 13.  Exhibits  and  Reports  on  Forms  8-K                             22

Item 14.  Controls  and  Procedures                                          23

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

     Dependence  on  Major  Customers,  Management  and  Suppliers
     -------------------------------------------------------------

     We are not dependent on any single major customer. However, as of the twelve months ended March 31, 2003 approximately 27% percent of our sales come from our top four customers. Sales made in an aggregate amount equal to 5% of more of our consolidated revenues include the customers: Crenshaw Christian Center. The loss of such customers would have a material adverse effect on our company.

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

     New  Products  and  Services
     ----------------------------

     We are in the process of researching a new sales strategy for the sales of Digital Video Disk ("DVD"). It is too early in the research process for us to forecast any level of success in the sales of these digital products at this time. However, with our current research, we see the increase of DVD movies offered in stores like Blockbuster and the increase in the DVD machines offered in stores like Circuit city. However, expected competition and market unknowns may not permit the company to succeed in the DVD duplication market.

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

   None


                                    PART II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     Electronic Media Central Common Stock is traded on the OTC: Electronic Bulletin Board and there is a very limited market for the shares of Electronic Media Central at this time.

     On March 31, 2003 there were 1,000,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

Holders

     As  of  March  31,  2003,  there  were  414  shareholders  of  our  stock.

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

     In June 2002, 50,000 shares of our common stock were issued to a consultant and in March 2003 390,000 shares were issued to George Morris, our president and a director, in satisfaction of the cancellation of $10,920 debt owed to Mr. Morris and 60,000 shares were issued to Anna Moras, Mr. Morris' mother, in cancellation of $1,680 debt. All these shares were issued in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used to effect the sales.

Item  6.  Management's  Discussion  and  Analysis  and  Results  of  Operations.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Results  of  Operations

     The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2003 and March 31, 2002.

                                         Year  Ended  3-31
                                       2003            2002
                                       --------------------
Sales                                 100.0%          100.0%
Cost  of  sales                        67.2            79.0
                                      -----           -----
Gross  margin                          32.8            21.0
Selling,  general  and
    administrative
    expenses                           64.3            44.7
Interest  Income                          -               -
                                      -----           -----
Net  income  (loss)  before
    income  taxes                     (31.5)          (23.8)

     Sales
     -----

     Sales decreased by $503,469 from $801,289 in the fiscal year ended March 31, 2002 to $297,820 in the fiscal year ended March 31, 2003, a decrease of 62.8 percent. The decrease in sales was attributable primarily to a decrease in the number or our repeat customers and the purchases by existing customers caused by the slowing economy. Although, the proliferation of CD drives in computers, DVD players and large installed base of videocassette recorders should support demand for media, our company is down sizing due to a lack of demand by our regular customers.

     Gross  Margin
     -------------

     Gross margin was higher at 32.8 percent of sales for the fiscal year ended March 31, 2003 versus 21.0 percent for the fiscal year ended March 31, 2002 due to the relationship with Pac Max. Gross Margin was $168,358 in fiscal year 2002 and $97,623 in fiscal year 2003.

     Selling,  General  and  Administrative  Expense
     -----------------------------------------------

     Selling, general and administrative expenses decreased by $166,550 from $358,069, or 44.7 percent of sales in fiscal year 2002 to $191,519, or 64.3 percent of sales in fiscal year 2003, a total expense decrease of 46.5 percent measured against a 62.8 decrease in sales. Bad debts decreased by $100,800 from $147,434 in the fiscal year 2002 to $46,634 in the fiscal year 2003 as explained in the Financial Statement Note 12. Professional fees decreased from $24,752 to $18,255 primarily for accounting necessary to be a fully reporting company with the Securities Exchange Commission. Salaries and related expenses decreased from $$105,383 to $30,928 as part of a downsizing. Consulting fees and related expenses increased to $61,500 from 47,000 as part of the activities to grow our company through a merger with payments to Apple Realty, Inc., a company owned 100% by George Morris, the President of our company.

     Net  Profit  (Loss)
     -------------------

     We had a net loss from operations, after interest income and a provision for income taxes, in the fiscal year ended March 31, 2003, of $94,696, or $0.09 diluted net loss per share of our common stock. In the fiscal year ended March 31, 2002, we had a net loss from operations, after a provision for income taxes, of $190,511, or $0.38 a share of common stock based on the 500,000 shares then outstanding. The loss of 31.5 percent of sales for fiscal year 2003 versus the loss of 23.8 percent for fiscal year 2002 is due to the 62.8 percent decrease in sales in fiscal year 2003 of $297,820, down from fiscal year 2002 $801,289 while operating expenses decreased by 44.7 percent from $358,069 for fiscal year 2002 to $191,519 for fiscal year 2003.

     Balance  Sheet  Items
     ---------------------

     The net loss for the fiscal year ended March 31, 2003, of $94,696 increased the accumulated deficit from $66,527 on March 31, 2002, to a deficit of $161,223 on March 31, 2003. Our cash position increased $4,119 from $1,481 for the fiscal year ended March 31, 2002, to $5,600 for the fiscal year ended March 31, 2003. Accounts receivable from non-affiliates, net of allowance for doubtful accounts, decreased from $39,045 at the end of fiscal year 2002 to $26,810 at the end of fiscal year 2003.

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

     Electronic Media Central management believes that we will generate sufficient cash flow to support operations during the twelve months to end March 31, 2004. Sales and expenses should continue to decline with the new supplier Pac-Max and Electronic Media Central should generate a net profit and positive cash flow from operations.

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

Item  7.  Financial  Statements.

          Independent  Auditors' Report                                        8
          Balance  Sheet March 31, 2003                                        9
          Statements  of  Operations for the Years Ended
               March 31, 2003 and 2002                                        10
          Statements  of  Stockholders'  Equity  (Deficit)
               for  the Years Ended  March  31,  2003  and  2002              11
          Statements  of  Cash  Flows  for  the  Years  Ended
               March 31, 2003 and 2002                                        12
          Notes  to  Financial  Statements                                    13

                          INDEPENDENT AUDITORS' REPORT



June  4,  2003



To the Board of Directors and Stockholders of Electronic Media Central Corporation

We have audited the accompanying balance sheet of Electronic Media Central Corporation (a California Corporation) as of March 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Media Central Corporation as of March 31, 2003, and the results of its operations and its cash flows for each of the two years ended March 31, 2003, in conformity with accounting principles generally accepted in the United States.

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


/s/ Caldwell,  Becker,  Dervin,  Petrick  &  Co.,  L.L.P.

CALDWELL,  BECKER,  DERVIN,  PETRICK  &  CO.,  L.L.P.
Woodland  Hills,  California

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2003

                                     ASSETS

CURRENT  ASSETS
    Cash                                                            $     5,600
    Accounts  receivable,  net  of  allowance  for
      doubtful accounts of $ 3,000 (Note 2)                              26,810
                                                                    -----------

          Total Assets                                              $    32,410
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT  LIABILITIES
    Accounts payable and accrued expenses                           $    27,477
    Interest payable                                                      5,410
    Accrued state income tax                                              1,624
    Due to officer (Note 6)                                              26,322
                                                                    -----------

          Total Current Liabilities                                      60,833
                                                                    -----------

LONG-TERM  LIABILITIES
    Loan payable - related company (Note 7)                             109,200
                                                                    -----------

          Total Liabilities                                             170,033
                                                                    -----------

STOCKHOLDERS'  EQUITY  (DEFICIT)
    Preferred stock, par value $.001; authorized 10,000,000
      shares; issued and outstanding 0 shares                                --
    Common stock, par value $.02; authorized  40,000,000
      shares; issued and outstanding 1,000,000 shares                    20,000
    Paid-in capital                                                       3,600
    Accumulated  (deficit)                                             (161,223)
                                                                    -----------

          Total Stockholders' Equity (Deficit)                         (137,623)
                                                                    -----------

          Total Liabilities and Stockholders' Equity (Deficit)      $    32,410
                                                                    ===========


    The Accompanying Notes are an Integral Part of the Financial Statements
                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
                FOR THE THREE YEARS ENDED MARCH 31, 2003 AND 2002

                                                          2003          2002
                                                      -----------   -----------
REVENUE                                               $   297,820   $   801,289

COST OF SALES                                             200,197       632,931
                                                      -----------   -----------

    Gross Profit                                           97,623       168,358
                                                      -----------   -----------

OPERATING  EXPENSES
    Professional fees                                      18,255        24,752
    Salaries and related expenses                          30,928       105,383
    Consulting fees paid to related party (Note 7)         61,500        47,000
    Bad  debts  (Note  12)                                 46,634       147,434
    Other                                                  34,202        33,500
                                                      -----------   -----------

          Total Operating Expenses                        191,519       358,069
                                                      -----------   -----------

          Net (Loss) Before Provision for Taxes           (93,896)     (189,711)

(PROVISION) FOR INCOME TAXES                                 (800)         (800)
                                                      -----------   -----------

          Net  (Loss)                                 $   (94,696)  $  (190,511)
                                                      ===========   ===========

          Basic and diluted (loss)
            per common share (Note 10)                $      (.09)  $      (.38)
                                                      ===========   ===========

    The Accompanying Notes are an Integral Part of the Financial Statements
                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE THREE YEARS ENDED MARCH 31, 2003 AND 2002


                                   Common Stock
                                -------------------
                                                                                                Total
                                                       Additional      Unpaid       Retained    Stockholders'
                                                         Paid-in       Stock       Earnings       Equity
                                 Shares      Amount      Capital    Subscription   (Deficit)    (Deficit)
                               ---------    -------    ----------   ------------   ---------   --------------
Balance
  March 31, 2001              10,000,000    $10,000       $     -     $ (9,999)     $ 123,984    $ 123,985

Reverse split (Note 5)        (9,500,000)         -             -            -              -            -

Payment from stockholder               -          -             -        9,999              -        9,999

Net loss at
  March 31, 2002                       -          -             -            -      (190,511)     (190,511)
                              ----------    -------       -------     --------     ---------     ---------
Balance
  March 31, 2002                 500,000     10,000             -            -       (66,527)      (56,527)

Stock issued (Note 4)            500,000     10,000         3,600            -             -        13,600

Net loss at
  March 31, 2003                       -          -             -            -       (94,696)      (94,696)
                              ----------    -------       -------     --------     ---------     ---------

Balance
  March 31, 2003               1,000,000    $20,000       $ 3,600     $      -     $(161,223)    $(137,623)
                              ==========    =======       =======     ========     =========     =========














    The Accompanying Notes are an Integral Part of the Financial Statements
                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE YEARS ENDED MARCH 31, 2003 AND 2002

                                                          2003          2002
                                                      -----------   -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
  Net  income  (loss)                                 $  (94,696)   $  (190,511)
  Adjustment to reconcile net income to cash provided
    (used)  by  operating  activities:
    Stock issued for consulting fees                       1,000             --
    Write down of asset-related party receivable          49,934        147,434
    Debt issued for consulting fees                       60,000         49,200
    Decrease in accounts receivable                       15,535         44,837
    (Decrease) in allowance for doubtful accounts         (3,300)            --
    (Decrease) in accrued payroll                         (2,190)          (736)
    Increase  (decrease)  in  accounts  payable           11,521        (10,157)
    Increase (decrease) in accounts payable -
      related company                                      4,657         (3,847)
                                                      ----------    -----------
    Net Cash Flows Provided (Used) by
      Operating  Activities                               42,461         36,220
                                                      ----------    -----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
     (Increase) in due from affiliates                   (48,084)       (94,530)
                                                      ----------    -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
     Increase in due to officer                            9,742         22,940
     Payment from stockholder                                 --          9,999
                                                      ----------    -----------

     Net  Cash  Flows  Provided  (Used)  by
       Financing  Activities                               9,742         32,939
                                                      ----------    -----------

NET  INCREASE (DECREASE) IN CASH                           4,119        (25,371)

CASH AT THE BEGINNING OF THE YEAR                          1,481         26,852
                                                      ----------    -----------

CASH AT THE END OF THE YEAR                           $    5,600    $     1,481
                                                      ==========    ===========



ADDITIONAL  DISCLOSURES:
    Cash  paid  during  the  year  for:
      Interest                                        $      340    $        --
                                                      ==========    ===========

      Taxes                                           $      800    $        --
                                                      ==========    ===========

NON  CASH  INVESTING  AND  FINANCING  TRANSACTIONS:
    Common  stock  issued  in  connection  with
      conversion of loan to officer to common stock   $   12,600    $        --
                                                      ==========    ===========

    Common  stock  issued for consulting fees         $    1,000    $        --
                                                      ==========    ===========


    The Accompanying Notes are an Integral Part of the Financial Statements
                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002


NOTE  1  -  ORGANIZATION  AND  PRESENTATION

Organization

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc.). The Company has previously and is currently reporting and filing as part of Internet Infinity, Inc.'s (III) combined financial statements. The Company is engaged in the sale of blank electronic media, such as videotapes, and the duplication, replication and packaging of DVDs, CDs, video tapes, and audiotapes.

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The exchange was on a pro-rata basis of .048 shares of EMC's stock for each share of III's common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g) of the Exchange Act.

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

Accounts  Receivable

Uncollectible accounts receivable are written off as bad debt expense at the end
of  each  year.   Increase  or decrease in the allowance for bad debts is offset against  bad  debt  expense.  (See  Note  12).

Long-Lived  Assets

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. If an impairment were to exist, it would be measured as the excess of the carrying amount of the asset over the discounted cash flow value of the asset. The carrying amount of the asset is its cost less any accumulated depreciation or amortization. No such adjustment has been recorded for March 31, 2003.

Tax  Returns

The Company, previous to its spin-off, filed consolidated federal and state income tax returns with its parent company. It is currently filing its own separate federal and state income tax returns.

Stock-Based  Compensation

The Company has elected to follow Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation."


                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002


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

The  Company  has  no  stock  based  compensation  plans  as  of March 31, 2003.

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

Revenue  Recognition

Income and expenses are recorded on the accrual basis of accounting. Revenue is recognized from sales when a product is shipped, collection is probable and the fee is fixed and determinable. Expenses are recognized when incurred. Adoption of Staff Accounting Bulletin (SAB) No. 101 has had no effect on the way the Company recognizes revenue. The Company has not had to change their accounting policies to comply with SAB No. 101.

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


                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002


NOTE  3  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses totaling $94,696 and $190,511, for the years ended March 31, 2003 and 2002, respectively, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE  4  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

In June 2002, EMC issued 50,000 shares of common stock at par value ($0.02 per share) to consultants as a bonus. The $1,000 is included in consulting and legal expense.

In March 2003, EMC issued 450,000 shares of common stock for relief of debt as follows:

                                                                 Price Per
                                           Shares      Value       Share
                                          --------   ---------   ---------
       George Morris                       390,000   $  10,920   $  0.028
       Anna Moras                           60,000       1,680      0.028
                                           -------   ---------

                                           450,000   $  12,600
                                           =======   =========

NOTE  5  -  REVERSE  SPLIT

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

NOTE  7  -  RELATED  COMPANY  TRANSACTIONS

     Loan  payable  to  Apple  Realty, Inc.,
     secured by assets of EMC.  Interest shall
     accrue  at  6%  per  annum, due and payable
     upon demand.  This loan is in connection  with
     consulting fees provided.  Apple Realty, Inc.
     is owned 100% by George Morris.  For the year
     ended March 31, 2003, $61,500 in consulting
     fees were paid to Apple Realty, Inc.                     $     109,200
                                                              =============

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $1,800 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc. For the years ended, March 31, 2003 and 2002, the total of $19,125 and $8,100, respectively, were recorded for the above expenses and are included in other expenses on the statement of operations.

George Morris is the President of EMC. As of March 31, 2003, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

    Internet Infinity, Inc.                                    72.11%
    Electronic Media Central Corporation                       71.30%
    Morris & Associates, Inc.                                  72.11%
    L&M Media, Inc.                                            51.00%
    Apple Realty, Inc.                                        100.00%
    Apple Media Corporation                                    51.00%


                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002


NOTE  8-  CONCENTRATION  OF  CREDIT  RISK

For the fiscal year ended March 31, 2003, revenue from one customer represents 92% of the Company's total revenue.

For the fiscal year ended March 31, 2003, the Company has one vendor who represents 84% of total purchases.

NOTE  9  -  (PROVISION)  FOR  INCOME  TAXES

The  components  of  the  (provision)  for  income  taxes  are  as  follows:

                                                   2003         2002
                                                --------      --------
    Current  (Provision):
      Federal                                   $     --      $     --
      State                                         (800)         (800)
                                                --------      --------

                                                    (800)         (800)
                                                --------      --------

    Deferred  (Provision):
      Federal                                         --            --
      State                                           --            --
                                                --------      --------

                                                      --            --
                                                --------      --------

        Total (Provision) for Income Taxes      $   (800)     $   (800)
                                                ========      ========

The Company has federal and state net operating losses of approximately $152,500 which expire through 2023.

NOTE  10  -  NET  INCOME  (LOSS)  PER  SHARE

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                                    2003         2002
                                                ------------  ----------
Basic  net  income  (loss)                      $   (94,696)  $(190,511)
                                                ===========   =========

Weighted average common shares outstanding        1,000,000     500,000
                                                -----------   ---------

Basic and diluted net income (loss) per share   $      (.09)  $    (.38)
                                                ===========   =========

The  Company  does  not  have  any  stock options outstanding at March 31, 2003.





                        See Accompanying Auditors' Report

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002


NOTE  11  -  DEFERRED  INCOME  TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

Deferred tax asset - non-current                             $     43,806
Deferred tax liability - non-current                                   --
Less  valuation  allowance                                        (43,806)
                                                             ------------
    Net Deferred Tax Asset - Non-Current                     $         --
                                                             ============

The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $152,500.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2003, valuation allowance increased by $43,806.

NOTE  12  -  BAD  DEBTS  EXPENSE

Bad  debts  expense  consists  of  the  following:

                                                         2003        2002
                                                      ---------   ---------
Write-off of receivable from L&M Media, Inc.          $     892   $      --
Write-off of receivable from M&A                          3,972      27,205
Write-off of receivable from III                         39,070      53,167
Write-off of receivable from AMC                          6,000      67,062
Adjustment of allowance for doubtful accounts            (3,300)         --
                                                      ---------   ---------

Total Bad Debts Expense                               $  46,634   $ 147,434
                                                      =========   =========













                        See Accompanying Auditors' Report

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     There have been no changes in or disagreements with our accountants during the past three years on accounting and financial disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Electronic Media Central's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2003, the directors' terms of office and the period each director has served are set forth in the following table:

Person                     Positions  and  Officers              Since   Expires
------                     ------------------------              -----   -------
George Morris, 64          Chairman of the Board of Directors -   1996     2004
                           Acting  President/CEO

Roger  Casas,  54          Director                               1999     2004
                           Vice  President  Operations

Shirlene  Bradshaw,  64    Member of the Board of Directors       1999     2004
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

For  George  Morris

                                                                          Long  Term  Compensation
                                                                          ------------------------
                                                      Awards
                                             -------------------------
          Annual  Compensation                              Securities
-----------------------------------------                   ----------
                                                            Underlying         Payouts
                                                            ----------    ---------------
                              Other Annual   Restricted     Options/      LTIP       All  Other
Fiscal                        ------------   ----------     ----------    -------    ------------
 Year     Salary    Bonus     Compensation   Stock Awards   SARS          Payouts    Compensation
------    ------    -----     ------------   ------------   ----------    -------    ------------
2003      2,400       0            0              0             0           0              0
2002     13,800       0            0              0             0           0              0
2001     16,700       0            0              0             0           0              0

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

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The 1,000,000 common shares outstanding of Electronic Media Central are owned by 414 shareholders. The table below sets forth, as of March 31, 2003 the number of shares and percentage of the total of 1,000,000 common stock outstanding of the company beneficially owned by each officer and director of Electronic Media Central individually and as a group, and by each owner of more than five percent of the common stock.

                                                              Percent  of
                                             Number           Outstanding
     Name  and  Address                    of  Shares           Shares
     --------------------------            ----------         -----------
     L&M  Media,  Inc.  (1)                 217,714             21.8
     663  the  Village
     Redondo  Beach,  CA  90277

     Apple  Realty,  Inc.,  d/b/a
     Hollywood  Riviera  Studios  (1)       49,655               5.0
     663  the  Village
     Redondo  Beach,  CA  90277

     George  Morris,  Chairman/CEO  (2)     775,999             77.6
     663  the  Village
     Redondo  Beach,  CA  90277

     Roger  Casas,  Vice  President           1,786              (3)
     108  E.  228th  St
     Carson,  CA  90745

     Shirlene  Bradshaw,  Director            1,714              (3)
     1900  W.  Artesia  #38
     Gardena,  Ca  90745

     Officers  and  Directors
     as a group (3 persons)                 779,499             77.9
     -------------------------

     (1) The shares owned of record by L&M Media, Inc. and Apple Realty, Inc. are under the control of George Morris.

     (2) Mr. Morris owns of record 508,630 shares but is attributed the shares owned by L&M Media, Inc. and Apple Realty, Inc., which are under his control.

     (3)     Less  than  1  percent.

Changes  in  Control

     There are no arrangements which may result in a change in control of Electronic Media Central.

Item  12.  Certain  Relationships  and  Related  Transactions.

     Our  company  is  under the control of George Morris, who beneficially owns
77.6  percent  of all outstanding stock of Electronic Media Central Corporation.

     The  basis  of  his  control  is  set  forth  in  the  following  table:

     1.     George  Morris
            --------------

            a.   He  owns  50.86 percent of Electronic Media Central Corporation

            b.   He  owns  51.00  percent  of  L&M  Media,  Inc.

                 i.     It  owns  21.8  percent  of  Electronic  Media  Central
                        Corporation

            c. He owns 100 percent of Apple Realty, Inc. d/b/a Hollywood Riviera Studios

                 i.     It  owns  5.0  percent  of  Electronic  Media  Central
                        Corporation


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

Electronic  Media  Central  Corporation  and  Internet  Infinity,  Inc.
-----------------------------------------------------------------------

     Electronic Media Central Corporation had been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998. The shares of our company owned by Internet Infinity were distributed on September 28, 2001 to the Internet Infinity shareholders of record on September 18, 2001. Our company now operates independently of Internet Infinity but shares in common the office facilities and officers and directors George Paul Morris, Roger Casas and Shirlene Bradshaw.

     Our company files individual federal and state income tax returns Electronic Media Central Common Stock is not quoted on any stock trading market, and there is no market for the shares of Electronic Media Central at this time.

     On March 31, 2003 there were 1,000,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

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

       2          -     Articles  of  Incorporation  of Electronic Media Central
                        Corporation*

       2.1        -     Bylaws  of  Electronic  Media  Central  Corporation*

      10          -     Distribution Agreement Between Electronic Media  Central
                        and  L&M  Media,  Inc.,  dba  Apple  Media**

      16          -     Resignation of George Brenner,  C.P.A.,  as  independent
                        accountant  for  Electronic  Media  Central**

      99          -     Certification of  Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1        -     Certification  of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 10-SB, Commission file number 000-32345; incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

(b)  Reports  on  Form  8-K

     None

Item  14.     Controls  and  Procedures

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

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation.

                                   SIGNATURES

     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June  25,  2003             ELECTRONIC  MEDIA  CENTRAL  CORPORATION



                                   By/s/  George  Paul  Morris
                                     -------------------------------------------
                                     George Paul Morris, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  June  25,  2003             /s/George  Paul  Morris
                                   ---------------------------------------------
                                   George  Paul  Morris,  Director



Date:  June  25,  2003             /s/  Roger  Casas
                                   ---------------------------------------------
                                   Roger  Casas,  Director



Date:  June  25,  2003             /s/  Shirlene  Bradshaw
                                   ---------------------------------------------
                                   Shirlene  Bradshaw,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George Paul Morris, Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Electronic Central Media Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June  25,  2003                    /s/  George  Paul  Morris
                                          --------------------------------------
                                          George  Paul  Morris
                                          Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  George Paul Morris, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Electronic Media Central Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  June  25,  2003                    /s/  George  Paul  Morris

                              George  Paul  Morris
                              Chief  Financial  Officer

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          Commission File No. 0-32345


                                INDEX TO EXHIBITS


                                  FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

       2          -     Articles  of  Incorporation  of Electronic Media Central
                        Corporation*

       2.1        -     Bylaws  of  Electronic  Media  Central  Corporation*

      10          -     Distribution Agreement Between Electronic Media  Central
                        and  L&M  Media,  Inc.,  dba  Apple  Media**

      16          -     Resignation of George Brenner,  C.P.A.,  as  independent
                        accountant  for  Electronic  Media  Central**

      99          -     Certification of  Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1        -     Certification  of Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     *Previously filed with Form 10-SB, Commission file number 000-32345; incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.