Form 10QSB
period 2003-06-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2003-08-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

     As of August 13, 2003, there were 1,000,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            CONDENSED BALANCE SHEET
                                  JUNE 30, 2003
                                  (UNAUDITED)


                                     ASSETS

CURRENT  ASSETS
     Cash                                                             $     411
     Accounts  receivable,  net  of  allowance  for
       doubtful accounts of  $3,000                                      31,905
                                                                      ---------

          Total Current Assets                                           32,316
                                                                      ---------

OTHER  ASSETS
     Due from affiliates                                                 12,384
                                                                      ---------

          Total Assets                                                $  44,700
                                                                      =========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT  LIABILITIES
     Accounts payable and accrued expenses                            $  31,631
     Accrued  payroll
     Sales  tax  payable
     Interest payable                                                     7,524
     Income tax payable                                                     800
     Due to officer - current                                            32,419
                                                                      ---------

          Total Current Liabilities                                      72,374
                                                                      ---------

LONG-TERM  LIABILITIES
     Note payable - related entity                                      124,200
                                                                      ---------

          Total Liabilities                                             196,574
                                                                      ---------

STOCKHOLDERS'  DEFICIT
     Preferred  stock,  par  value  $.001;  authorized
       10,000,000 shares; issued and outstanding 0 shares                    --
      Common  stock,  par  value  $.02;  authorized  40,000,000
        shares; issued and outstanding 1,000,000 shares                  20,000
      Paid-in capital                                                     3,600
      Accumulated  deficit                                             (175,474)
                                                                      ---------

          Total  Stockholders'  Deficit                                (151,874)
                                                                      ---------

          Total Liabilities and Stockholders' Deficit                 $  44,700
                                                                      =========




       See Accompanying notes to Unaudited Condensed Financial Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     For the Three Month Periods
                                                           Ended June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------    -----------
NET REVENUE                                          $   74,575     $    69,765

COST OF REVENUE - PURCHASES                              48,146          46,187
                                                     ----------     -----------

          Gross Profit                                   26,429          23,578
                                                     ----------     -----------

OPERATING  EXPENSES
     Professional fees                                    7,085           6,492
     Salaries  and  related  expenses                     6,917           7,082
     Consulting fees paid to related party               15,000          15,900
     Other                                                8,764           5,833
                                                     ----------     -----------

          Total Operating Expenses                       37,766          35,307
                                                     ----------     -----------

          Loss  Before  Other  Income  (Expense)
            and  Provision for Taxes                    (11,337)        (11,729)

OTHER  INCOME  (EXPENSE)
     Interest expense                                    (2,114)           (596)
                                                     ----------     -----------

          Net  Loss Before Provision for Taxes          (13,451)        (12,325)

(PROVISION)  FOR  INCOME  TAXES
     Current                                               (800)           (800)
                                                     ----------     -----------

          Net Loss                                   $  (14,251)    $   (13,125)
                                                     ==========     ===========

          Basic and diluted loss per common share    $    (.014)    $     (.028)
                                                     ==========     ===========

          Basic  and  diluted  weighted.
            average  shares  outstanding
            outstanding                               1,000,000         500,274
                                                     ==========     ===========


       See Accompanying notes to Unaudited Condensed Financial Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     For the Three Month Periods
                                                           Ended June 30,
                                                     ---------------------------
                                                          2003          2002
                                                     -----------    -----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
     Net  loss                                       $   (14,251)   $   (13,125)
     Adjustment  to  reconcile  net  loss  to
       cash  provided  by  (used  in)
       operating  activities:
         Decrease in allowance for doubtful accounts           -         (4,100)
         Consulting  and  legal  fees  related
           to  stock  issued                                   -          1,000
         (Increase) decrease in accounts receivable       (5,095)        19,888
         Increase in interest payable                      2,114            749
         Increase (decrease) in accounts payable &
           accrued expenses                                3,330         (2,400)
                                                     -----------    -----------

              Net  Cash  Flows  Provided  by
                (Used  in) Operating Activities          (13,902)         2,012
                                                     -----------    -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
     (Increase) decrease in due from affiliates          (12,384)       (19,398)
                                                     -----------    -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
     Increase in due to officer                            6,097          1,018
     Proceeds from notes payable - related entity         15,000         15,000
                                                     -----------    -----------

          Net Cash Flows Provided by
            Financing Activities                          21,097         16,018
                                                     -----------    -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                   (5,189)        (1,368)

CASH & CASH EQUIVALENTS - BEGINNING OF THE PERIOD          5,600          1,481
                                                     -----------    -----------

CASH & CASH EQUIVALENTS - END OF THE PERIOD          $       411    $       113
                                                     ===========    ===========

ADDITIONAL  DISCLOSURES:
     Cash  paid  during  the  period  for:
       Interest                                      $         -    $       596
                                                     ===========    ===========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
     Common  stock  issued  for  consulting
       and  legal  fees                              $         -    $     1,000
                                                     ===========    ===========


       See Accompanying notes to Unaudited Condensed Financial Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The exchange was on a pro-rata basis of .048 shares of EMC's stock for each share of III's common stock. EMC is a California corporation.

NOTE  2  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2003, and the results of operations and cash flows for the related interim periods ended June 30, 2003 and 2002. The results of operations for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, or any other period.

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

NOTE  3  -  RECENT  PRONOUNCEMENTS

In May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS 145 does not have a material effect on the earnings or financial position of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The adoption of SFAS 146 does not have a material effect on the earnings or financial position of the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The adoption of SFAS 147 does not have a material effect on the earnings or financial position of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN45 does not have a material effect on the earnings or financial position of the Company.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on its financial position or results of operations or cash flows.

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations or cash flows.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial position or results of operations or cash flows.

NOTE  4  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses and has an accumulated deficit of $175,474, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE  5  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  6  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity for the three months ended June 30, 2003:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000
                          shares authorized           shares authorized         Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital     (Deficit)       Balance
                        ------         ------        ------         ------      ----------   ----------    ------------
Balance at
  March 31, 2003            --          $  --      1,000,000       $20,000       $  3,600    $(161,223)      $(137,623)

Net (loss)                  --             --             --            --             --      (14,251)        (14,251)
                          ----          -----      ---------       -------       --------    ---------       ---------

Balance at
  June 30, 2003             --          $  --      1,000,000       $20,000       $  3,600    $(175,474)      $(151,874)
                          ====          =====      =========       =======       ========    =========       =========


NOTE 7  -  RELATED  PARTY  TRANSACTIONS

Loan payable to Apple Realty, Inc., secured by assets of EMC.
  Interest shall accrue at 6% per annum, due and payable upon demand.  This loan is in connection with consulting fees
  provided.  Apple Realty, Inc. is owned 100% by George Morris.
  For the year period march 31, 2003, $15,000 in consulting
  fees were paid to Apple Realty, Inc.                                 $124,200
                                                                       ========

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $1,800 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc.

In addition, EMC pays $15,000 per quarter to Apple Realty Inc., which is 100% owned by George Morris

NOTE  8  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted average number of shares outstanding at June 30, 2003 and 2002 were 1,000,000 and 500,274, respectively.

NOTE  9-  CONCENTRATION  OF  CREDIT  RISK

For the fiscal year ended June 30, 2003, the Company has one vendor who represents 100% of total purchases. The payable balance due to this vendor was $17,489 at June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Quarter of Fiscal 2004 Compared to First Quarter of Fiscal 2003

Sales

     Electronic Media Central revenues for Q1 2004 were $74,575, a $4,810 or 7% increase in revenues from Q1 2003 revenue of $69,675. The increase in sales was attributable to normal fluctuation in sales.

Cost  of  Sales

     Our cost of sales increased to $48,146 for Q1 2004 (64.6% of sales), from $46,187 for Q1 2003 (66.2% of sales). This slight increase in cost of sales is due to higher sales.

Gross  Margin

     The company's gross margin increased to $26,429 for Q1 2004 (35.4% of sales), from $23,578 for Q1 2003 (33.8% of sales). This percentage increase is attributable to the sale of higher margin products and a new supplier arrangement.

Operating  Expenses

     Operating expenses for Q1 2004 increased to $37,766 (50.6% of sales) from $35,307 (50.6% of sales), for Q1 2003. Salaries expense for Q1 2004 decreased to $6,917 from $7,082 for Q1 2003. Consulting fees decreased from 15,900 for Q1 2003 to $15,000 for Q1 2004. Professional fees increased from $6,492 for Q1 2003 to $7,085 for Q1 2004.

Net  Income  (Loss)

     The company had a net loss of $14,251 in Q1 2004 (19.1% of sales), as compared with a net loss of $13,125 in Q1 2003 (18.8% of sales). The cause for the increase in net loss of $1,126 is discussed in the previous sections.

Balance  Sheet  Items

     Our cash position increased from $113 at June 30, 2002 (Q1 2003) by $298 to $411 at June 30, 2003 (Q1 2004). Accounts receivable from non-affiliates increased from $23,257 at June 30, 2002 (Q1 2003) by $8,648 to $31,905 at June
30,  2003  (Q1  2004).

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

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

       2          -    Articles  of  Incorporation  of  Electronic Media Central
                       Corporation*

       2.1       -     Bylaws  of  Electronic  Media  Central  Corporation*

      10         -     Distribution  Agreement  Between Electronic Media Central
                       and  L&M  Media,  Inc.,  dba  Apple  Media**

      16         -     Letter  of  July  9,  2003  of  Caldwell, Becker, Dervin,
                       Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Electronic
                       Media Central Corporation, concerning Electronic Media's change of principal independent accountants.***

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

     **Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

     ***Previously filed with Form 8-K 07-02-03; Commission File No. 000-32345 incorporated herein.


(b)  Forms  8-K

     Form 8-K - July 2, 2003, filed July 10, 2003, reporting Item 4 - Changes in Registrant's Certifying Accountant; EDGAR Accession Number 0001060830-03-000142.


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August  14,  2003             ELECTRONIC  MEDIA  CENTRAL  CORPORATION.



                                      By  /s/  George  Morris
                                         ---------------------------------------
                                         George  Morris,  President  and  Chief
                                           Executive  Officer

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



Date:  August  14,  2003                 /s/  George  Paul  Morris
                                         ---------------------------------------
                                         George  Paul  Morris
                                         Chief  Executive  Officer

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



Date:  August  14,  2003
                                   /s/  George  Paul  Morris
                                   ---------------------------------------------
                                   George  Paul  Morris
                                   Chief  Financial  Officer

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          Commission File No. 0-32345


                                INDEX TO EXHIBITS


                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

       2          -    Articles  of  Incorporation  of  Electronic Media Central
                       Corporation*

       2.1       -     Bylaws  of  Electronic  Media  Central  Corporation*

      10         -     Distribution  Agreement  Between Electronic Media Central
                       and  L&M  Media,  Inc.,  dba  Apple  Media**

      16         -     Letter  of  July  9,  2003  of  Caldwell, Becker, Dervin,
                       Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Electronic
                       Media Central Corporation, concerning Electronic Media's change of principal independent accountants.***

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

     ***Previously filed with Form 8-K 07-02-03; Commission File No. 000-32345 incorporated herein.