Form 10QSB
period 2003-09-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2003-11-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 14, 2003, there were 1,000,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements
                                                                            Page
                                                                            ----
     Condensed  Balance  Sheet  (Unaudited)  as  of
          September  30,  2003                                                 3
     Condensed  Statements  of  Operations  (Unaudited)
          for  the  Three  Months  and  Six  Months  Ended
          September  30,  2003  and  2002                                      4
     Condensed  Statements  of  Cash  Flows  (Unaudited)
          for  the  Six  Months  Ended  September  30,  2003 and 2002          5
     Selected  Information  -  Substantially  All  Disclosures  Required
          by  Generally  Accepted  Accounting  Principles  Are
          Not  Included  September  30,  2003  (Unaudited)                     6

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            CONDENSED BALANCE SHEET
                                SEPTEMBER 30,2003
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
  Cash                                                              $     4,173
  Accounts  receivable,  net  of  allowance  for
    doubtful accounts of  $3,000                                         51,928
                                                                    -----------

        Total Current Assets                                             56,101
                                                                    -----------

OTHER  ASSETS
  Due from affiliates                                                    23,601
                                                                    -----------

        Total Assets                                                $    79,702
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT  LIABILITIES
  Accounts payable and accrued expenses                             $    50,623
  Interest payable                                                       10,555
  Income tax payable                                                        800
  Due to officer - current                                               41,349
                                                                    -----------

        Total Current Liabilities                                       103,327
                                                                    -----------

LONG-TERM  LIABILITIES
  Note payable - related entity                                         139,200
                                                                    -----------

        Total Liabilities                                               242,527
                                                                    -----------

STOCKHOLDERS'  DEFICIT
  Preferred stock, par value $.001;  authorized  10,000,000
    shares; issued and outstanding 0 shares                                  --
  Common  stock,  par  value  $.02;  authorized  40,000,000
    shares; issued and outstanding 1,000,000 shares                      20,000
  Paid-in capital                                                         3,600
  Accumulated  deficit                                                 (186,425)
                                                                    -----------

        Total  Stockholders'  Deficit                                  (162,825)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit                 $    79,702
                                                                    ===========


       See Accompanying notes to Unaudited Condensed Financial Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          For the Three Months   For the Six Months
                                           Ended September 30,   Ended September 30,
                                             2003       2002       2003       2002
                                          ---------  ---------   ---------  ---------
REVENUE                                   $  87,769  $  79,726   $ 162,344  $ 149,492

COST OF SALES - PURCHASES                    57,166     51,254     105,312     97,441
                                          ---------  ---------   ---------  ---------

          Gross Profit                       30,603     28,472      57,032     52,051
                                          ---------  ---------   ---------  ---------

OPERATING EXPENSES
  Professional fees                           5,269      1,629      12,354      8,121
  Salaries and related expenses               7,225      9,078      14,142     16,160
  Consulting fees paid to related party      15,000     15,000      30,000     30,900
  Other                                      11,598      6,830      20,362     12,663
                                          ---------  ---------   ---------  ---------

          Total Operating Expenses           39,092     32,537      76,858     67,844
                                          ---------  ---------   ---------  ---------


          (Loss) Before Other Income
            and Provision for Taxes          (8,489)    (4,065)    (19,826)   (15,793)

OTHER INCOME (EXPENSE)
  Interest expense                           (2,462)      (986)     (4,576)    (1,582)
                                          ---------  ---------   ---------  ---------

          Net (Loss) Before Provision
            for Taxes                       (10,951)    (5,051)    (24,402)   (17,375)

(PROVISION) FOR INCOME TAXES
  Current                                         -          -        (800)      (800)
                                          ---------  ---------   ---------  ---------


          Net Income (Loss)               $ (10,951) $  (5,051)  $ (25,202) $ (18,175)
                                          =========  =========   =========  =========


BASIC NET (LOSS) PER SHARE:

  Basic and diluted                       $   (0.01) $   (0.01)  $   (0.03) $   (0.04)
                                          =========  =========   =========  =========


WEIGHTED-AVERAGE COMMON
  SHARE OUTSTANDING:

    Basic and diluted                     1,000,000    512,877   1,000,000    512,877
                                          =========  =========   =========  =========



       See Accompanying notes to Unaudited Condensed Financial Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        For the Six Month Period
                                                          Ended September 30,
                                                  -------------------------------
                                                       2003              2002
                                                  --------------   --------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  loss                                       $     (25,202)   $     (18,175)
  Adjustment  to  reconcile  net  loss  to
    cash  provided  by (used  in) operating
    activities:
      Decrease in allowance for doubtful accounts            -            (4,100)
      Consulting  and  legal  fees  related
         to  stock  issued                                   -             1,000
      (Increase) decrease in accounts receivable       (25,118)           10,714
      Increase in interest payable                       5,145             1,735
      Increase (decrease) in accounts payable
        & accrued expenses                              22,322             5,276
                                                  ------------     -------------
          Net  Cash  Flows  Provided  by
           (Used  in) Operating Activities             (22,853)           (3,550)
                                                  ------------     -------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  (Increase) decrease in due from affiliates           (23,601)          (30,207)
                                                  ------------     -------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Increase in due to officer                            15,027             2,580
  Proceeds  from  notes  payable  -
    related  entity                                     30,000            30,000
                                                  ------------     -------------
          Net Cash Flows Provided by
            Financing Activities                        45,027            32,580
                                                  ------------     -------------

NET DECREASE IN CASH & CASH EQUIVALENTS                 (1,427)           (1,177)

CASH & CASH EQUIVALENTS - BEGINNING OF THE PERIOD        5,600             1,481
                                                  ------------     -------------

CASH & CASH EQUIVALENTS - END OF THE PERIOD       $      4,173     $         304
                                                  ============     =============

ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  period  for:
    Interest                                      $         -      $           -
                                                  ===========      =============

    Income  tax                                   $         -      $           -
                                                  ===========      =============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common  stock  issued  for  consulting
    and  legal  fees                              $         -      $       1,000
                                                  ===========      =============

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

NOTE  2  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2003, and the results of operations and cash flows for the related interim periods ended September 30, 2003 and 2002. The results of operations for the three months and six months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on March 31, 2003, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003 The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

NOTE  4  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses and has an accumulated deficit of $186,425, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE  5  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  6  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity for the six months ended September 30, 2003:

                          Preferred Stock               Common Stock
                     ---------------------------  --------------------------
                     $.001 par value, 10,000,000  $.02 par value, 40,000,000
                          shares authorized            shares authorized        Additional
                                                                                  Paid-In    Accumulated
                        Shares         Amount        Shares         Amount        Capital     (Deficit)      Balance
                        ------         ------        ------         ------      ----------   ------------  -------------
Balance at
  March 31, 2003            --          $   --     1,000,000       $20,000      $  3,600    $ (161,223)     $ (137,623)

Net (loss)                  --              --            --            --            --       (25,202)        (25,202)
                       -------         -------     ---------      --------      --------    ----------      ----------

Balance at
  September 30, 2003        --         $    --     1,000,000      $20,000       $  3,600    $ (186,425)     $ (162,825)
                       =======         =======     =========      =======       ========    ==========      ==========

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Loan  payable  to  Apple Realty, Inc., secured by assets of EMC.
Interest shall accrue at 6% per annum, due and payable upon
demand.  This loan is in connection with  consulting  fees
provided.  Apple  Realty,  Inc.  is owned 100% by George Morris.
For  the  period  ended  September 30, 2003, $30,000 in consulting
fees were paid to Apple Realty, Inc.                                  $ 139,200
                                                                      =========

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $1,875 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc.

In addition, EMC pays $15,000 per quarter to Apple Realty Inc., which is 100% owned by George Morris

NOTE  8  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted average number of shares outstanding at September 30, 2003 and 2002 were 1,000,000 and 512,877, respectively.

NOTE  9-  CONCENTRATION  OF  CREDIT  RISK

For the fiscal period ended September 30, 2003, the Company has one vendor who represents 100% of total purchases. The payable balance due to this vendor was $35,560 at September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Second  Quarter 2004 Compared to Second Quarter 2003
--------------------------------------------------------------------------------
Sales
-----

     Electronic Media Central revenues for Q2 2004 were $87,769, a 10% increase in revenues from Q2 2003 of $79,726. The increase in sales was attributable to sales efforts and normal variance.

Cost  of  Sales

     Our cost of sales increased to $57,166 for Q2 2004, or 65.1% of sales, as compared with $51,254 for Q2 2003, or 64.3% of sales. This 0.8% increase in the cost of sales is due primarily to increased sales and costs from supplier.

Gross  Margin

     Our gross margin increased to $30,603 for Q2 2004, or 34.9% of sales, from $28,472 for Q2 2003, or 35.7% of sales. This 0.8% percentage increase is attributable to increased sales offsetting increased supplier costs.

Operating  Expenses

     Operating expenses for Q2 2004 increased to $39,092, or 44.5% of sales, which exceeded the $32,537 or 40.8% of sales, for Q2 2003. This increase of $6,555 in operating expenses for Q2 2004 over Q2 2003 is primarily due to a $3,640 increase in professional fees.

Net  Income  (Loss)

     We had a net loss of $10,951 in Q2 2004, or 12.5% of sales, as compared with a net loss of $5,051 in Q2 2003, or 6.3% of sales. The increase in the net loss of $5,900 is due primarily to an increase in operating expenses.

Results of Operations - First Half of Fiscal Year 2004 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal  Year  2003
------------------

Sales

     Electronic Media Central revenues for the first half of FY 2004 were $162,344, a $12,852 or 8.6% increase in revenues over the first half of FY 2003 of $149,492. The increase in sales was attributable to sales efforts and normal variance.

Cost  of  Sales

     Our cost of sales increased to $105,312 for the first half of FY 2004, or 64.9% of sales, from $97,441 for the first half of FY 2003, or 65.2% of sales. This decrease in the percentage cost of sales is due to increased sales and lower costs from supplier.

Gross  Margin

     Our gross margin increased to $57,032 for the first half of FY 2004, or 35.1% of sales, from $52,051 for the first half of FY 2003, or 34.8% of sales. This 0.3 percentage increase is attributable to increased sales offsetting increased supplier costs.

Operating  Expenses

     Operating expenses for the first half of FY 2004 increased to $76,858 or 47.3% of sales, as compared with $67,844 or 45.4% of sales, for the first half of FY 2003. This $9,014 increase in operating expenses is primarily due to professional fees.

Net  Income  (Loss)

     We had a net loss of $25,202 in the first half of FY 2004, or 15.5% of sales, as compared with a net loss of $18,175 in the first half of FY 2003, or 12.2% of sales. The cause of the increase in the net loss of $7,027 is discussed in the previous sections.

Financial  Conditions

     At September 30, 2003 the company had negative working capital of ($47,226), consisting of current assets totaling $56,101 and current liabilities totaling $103,327. Working capital at September 30, 2003 increased by $20,960 as compared to the September 30, 2002, negative working capital balance of ($26,266). The increase in the working capital was mainly due to an increase in accounts receivable of $18,929 and an increase in cash of $3,869. During the six months ended September 30, 2003, the company used cash of $1,427 as compared to $1,177 of cash used during the six months ended September 30, 2002. The company used $22,853 in operating activities due to its net loss for the six months ended September 30, 2003. Cash used by investing activities decreased by $6,606 due to a decrease in due from affiliates. Cash provided by financing activities of $45,027 was due to $30,000 in proceeds from notes payable - related parties and officer advances of $15,027.

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

     31           -     Certification of  Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1         -     Certification of  Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32          -      Certification of  Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1        -      Certification of  Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  November  19,  2003            ELECTRONIC  MEDIA  CENTRAL CORPORATION


                                       By:/s/  George  Morris
                                          --------------------------------------
                                          George  Morris,  President  and  Chief
                                             Executive  Officer

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          Commission File No. 0-32345

                                INDEX TO EXHIBITS

                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     31           -     Certification of  Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                       11

     31.1         -     Certification of  Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32          -      Certification of  Chief Executive Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1        -      Certification of  Chief Financial Officer pursuant to 18
                        U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Previously filed with Form 10-SB, Commission file number 000-32345; incorporated herein.

     **Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

     ***Previously  filed  with Form 8-K 07-02-03; Commission File No. 000-32345
     incorporated     herein.