Form 10QSB
period 2003-12-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2004-02-17
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 16, 2004, there were 1,000,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.        Financial  Statements
                                                                            Page
                                                                            ----
     Condensed  Balance  Sheet  (Unaudited)  as  of
          December  31,  2003                                                  3
     Condensed  Statements  of  Operations  (Unaudited)
          for  the  Three  Months  and  Nine  Months  Ended
          December  31,  2003  and  2002                                       4
     Condensed  Statements  of  Cash  Flows  (Unaudited)
          for  the  Nine  Months  Ended  December  31,  2003 and 2002          5
     Selected  Information  -  Substantially  All  Disclosures  Required
          by  Generally  Accepted  Accounting  Principles  Are
          Not  Included  December  31,  2003  (Unaudited)                      6

                     ELECTRONIC MEDICAL CENTRAL CORPORATION
                            CONDENSED BALANCE SHEET
                                DECEMBER 31, 2003
                                  (UNAUDITED)

                                     ASSETS

CURRENT  ASSETS
  Cash                                                              $     1,577
  Accounts  receivable,  net  of  allowance  for
    doubtful accounts of  $3,000                                         29,322
                                                                    -----------

        Total Current Assets                                             30,899
                                                                    -----------

OTHER  ASSETS
  Due from affiliates                                                    42,221
                                                                    -----------

        Total Assets                                                $    73,120
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT  LIABILITIES
  Accounts payable and accrued expenses                             $    31,580
  Interest payable                                                       15,854
  Income tax payable                                                        800
  Due to officer - current                                               40,370
                                                                    -----------

        Total Current Liabilities                                        88,604
                                                                    -----------

LONG-TERM  LIABILITIES
  Note payable - related entity                                         109,200
                                                                    -----------

        Total Liabilities                                               197,804
                                                                    -----------

STOCKHOLDERS'  DEFICIT
  Preferred  stock,  par  value  $.001;  authorized  10,000,000
    shares; issued and outstanding 0 shares                                  --
  Common  stock,  par  value  $.02;  authorized  40,000,000
    shares; issued and outstanding 1,000,000 shares                      20,000
  Paid-in capital                                                         3,600
  Accumulated  deficit                                                 (148,284)
                                                                    -----------

        Total  Stockholders'  Deficit                                  (124,684)
                                                                    -----------

        Total Liabilities and Stockholders' Deficit                 $    73,120
                                                                    ===========


      See Accompanying notes to Unaudited Condensed Financial Statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        For the Three Months         For the Nine Months
                                         Ended December 31,          Ended December 31,
                                      -----------------------     -----------------------
                                         2003          2002          2003          2002
                                      ---------     ---------     ---------     ---------
REVENUE                               $  84,781     $  82,579     $ 247,125     $ 232,071

COST  OF  SALES                          53,526        54,440       158,838       151,881
                                      ---------     ---------     ---------     ---------
     Gross  Profit                       31,255        28,139        88,287        80,190
                                      ---------     ---------     ---------     ---------

OPERATING  EXPENSES
     Professional  fees                   3,244         2,994        15,599        11,115
     Salaries and related expenses        8,706         7,635        22,849        23,795
     Consulting  fees  paid  to
       related  party                       600        15,000        30,600        45,900
     Other                                7,706        12,837        28,066        25,050
                                      ---------     ---------     ---------     ---------

          Total Operating Expenses       20,256        38,016        97,114       105,860
                                      ---------     ---------     ---------     ---------

         Income (Loss) Before Other
           Income and Provision
           for Taxes                     10,999       (9,877)        (8,827)      (25,670)

OTHER  INCOME  (EXPENSE)
     Gain on settlement of debt          30,000                      30,000
     Interest  expense                   (2,858)      (1,450)        (7,434)       (3,032)
                                      ---------     ---------     ---------     ---------
          Total other income
            (expenses)                   27,142       (1,450)        22,566        (3,032)
                                      ---------     ---------     ---------     ---------
          Net Income (Loss) Before
            Provision for Taxes          38,141      (11,327)        13,739       (28,702)

(PROVISION)  FOR  INCOME  TAXES
     Current                                  -             -          (800)         (800)
                                      ---------     ---------     ---------     ---------

           Net Income (Loss)          $  38,141    $ (11,327)     $  12,939     $ (29,502)
                                      =========     =========     =========     =========

BASIC  NET  (LOSS)  PER  SHARE:

       Basic  and  diluted            $    0.04    $   (0.02)     $    0.01     $   (0.06)
                                      =========     =========     =========     =========

WEIGHTED-AVERAGE  COMMON
  SHARES  OUTSTANDING:




       See Accompanying notes to Unaudited Condensed Financial Statements

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      For the Nine Month Periods
                                                         Ended December 31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------   ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                     $ 12,939    $ (29,502)
  Adjustment  to  reconcile  net  income  (loss)
  to cash provided by (used in) operating activities:
    Decrease in allowance for doubtful  accounts               -          200
    Consulting and legal fees related to stock issued          -        1,000
    (Increase)  decrease  in  accounts  receivable        (2,512)       8,893
    (Decrease) in accrued payroll                              -       (2,190)
    (Decrease)  in  sales  tax  payable                        -         (447)
    Increase in interest payable                          10,444        3,185
    Increase ( decrease) in income tax payable              (824)           -
    Increase  (decrease)  in  accounts  payable
      &  accrued  expenses                                 4,103        7,626
                                                        --------    ---------

        Net  Cash  Flows  Provided  by
        (Used  in) Operating Activities                   24,150      (11,235)
                                                        --------    ---------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  (Increase) decrease in due from affiliates             (42,221)     (36,143)
                                                        --------    ---------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Increase in due to officer                              14,048        3,680
  Proceeds from notes payable - related entity                 -       45,000
                                                        --------    ---------

        Net Cash Flows Provided by
        Financing Activities                              14,048       48,680
                                                        --------    ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                   (4,023)       1,302

CASH & CASH EQUIVALENTS - BEGINNING OF THE PERIOD          5,600        1,481
                                                        --------    ---------

CASH & CASH EQUIVALENTS - END OF THE PERIOD             $  1,577    $   2,783
                                                        ========    =========

ADDITIONAL  DISCLOSURES:
  Cash  paid  during  the  period  for:
    Interest                                            $      -    $     600
                                                        ========    =========

    Income  tax                                         $      -    $       -
                                                        ========    =========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
  Common stock issued for consulting and legal fees     $      -    $   1,000
                                                        ========    =========

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

NOTE  2  -  BASIS  OF  PRESENTATION  AND  BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2003, and the results of operations and cash flows for the related interim periods ended December 31, 2003 and 2002. The results of operations for the three months and nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004, or any other period.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

NOTE  4  -  UNCERTAINTY  OF  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses and has an accumulated deficit of $148,284, and is not generating sufficient cash flow. Management is actively seeking a merger or joint venture transaction. There is no assurance, however, that the Company will be able to complete its plans in the future at commercially reasonable terms, if at all, or that the Company will be able to meet its future contractual obligations.

NOTE  5  -  RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  6  -  STOCKHOLDERS'  EQUITY  (DEFICIT)

The following is an analysis of activities in the Stockholders' Equity for the nine months ended December 31, 2003:

                    Preferred Stock        Common Stock
                  ------------------    ------------------
                   $.001 par value,      $.02 par value,
                  10,000,000 shares     40,000,000 shares
                     authorized            authorized          Additional
                                                               Paid in     Accumulated
                   Shares     Amount     Shares     Amount       Capital     (Deficit)       Balance
                   ------     ------   ---------    --------    ----------   ------------  ------------
Balance  at
  March 31, 2003     -        $    -   1,000,000  $ 20,000     $ 3,600      $ (161,233)     $ (137,623)

Net  INCOME          -             -           -         -           -          12,939          12,939
                   -----      ------   ---------  --------     -------      ----------      ----------
Balance  at
  December 31, 2003  -             -   1,00,000   $ 20,000     $ 3,600      $ (148,284)     $ (124,684)
                   =====      ======   =========  ========     =======       =========      ==========

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Loan  payable  to  Apple Realty, Inc., secured by assets
  of EMC.  Interest shall accrue at 6% per annum, due and
  payable upon demand.  This loan is in connection with
  consulting fees provided in prior years.  Apple Realty,
  Inc. is owned 100% by  George Morris.  For the six month
  period ended September 30, 2003, $30,000 in consulting fees was  accrued as payable to Apple Realty, Inc.  Per an
  agreement between  the  Company  and  Apple  Realty,  Inc., the consulting arrangement was terminated  effective,
  September 30, 2003 and an amount of $30,000 was written off from  the outstanding balance owed to Apple Realty, Inc.
  The amount written off  ($30,000) has  been  reflected  as gain  on  settlement  of  debt  in the accompanying
  financial statements.                                               $ 109,200
                                                                       =========

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $1,950 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc.

NOTE  8  -  EARNINGS  PER  SHARE

Basic  net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. The weighted average number of shares outstanding at December 31, 2003 and 2002 were 1,000,000 and 525,479, respectively.

NOTE  9-  CONCENTRATION  OF  CREDIT  RISK

For the fiscal period ended December 31, 2003, the Company has one vendor who is related to the Company by common officers, represents 100% of total purchases. The payable balance due to this vendor was $16,062 at December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results  of  Operations  -  Third  Quarter  2004  Compared to Third Quarter 2003
--------------------------------------------------------------------------------

Sales

     Electronic Media Central revenues for Q3 2004 were $84,781, a 2.7% increase in revenues from Q3 2003 of $82,579. The increase in sales was attributable to an uncontrollable fluctuation in sales.

Cost  of  Sales

     Our cost of sales decreased to $53,526 for Q3 2004, or 63.1% of sales, down from $54,440 for Q3 2003, or 65.9% of sales. This $914 decrease in the cost of sales is due primarily to customer acceptance of higher bid prices on orders.

Gross  Margin

     Our gross margin increased to $31,255 for Q3 2004, or 36.9% of sales, from $28,139 for Q3 2003, or 34.1% of sales. This $3,116 increase is attributable to customer acceptance of higher bid prices on orders.

Operating  Expenses

     Operating expenses for Q3 2004 decreased to $20,256, or 23.9% of sales, from $38,016 or 46.0% of sales, for Q3 2003. This decrease of $17,760 in operating expenses for Q3 2004 under Q3 2003 is primarily due to the elimination of a $15,000 quarterly consulting fee normally paid to Apple Realty, Inc. dba Morris & Associates, a company owned 100% by George Morris.

Net  Income  (Loss)

     We had net income of $38,141 in Q3 2004, or 45% of sales, as compared with a net loss of $11,327 in Q3 2003, or 13.7% of sales. The net income for Q3 2004 instead of the net loss experienced in Q3 2003 is primarily the result of the elimination of a $15,000 quarterly consulting fee normally paid to Apple Realty, Inc. dba Morris & Associates, a company owned 100% by George Morris and a $30,000 write-off of prior periods accrued consulting expense owed to Apple Realty, Inc.

Balance  Sheet  Items

     Our cash position decreased from $2,783 at December 31, 2002 (Q3 2003) by $1,206 to $1,577 at December 31, 2003 (Q3 2004). Accounts receivable from non-affiliates decreased from $29,953 at December 31, 2002 (Q3 2003) by $631 to $29,322 at December 31, 2003 (Q3 2004).

Results  of Operations - First Nine Months of Fiscal Year 2004 Compared to First
--------------------------------------------------------------------------------
Nine  Months  of  Fiscal  Year  2003
------------------------------------

Sales

     Electronic Media Central revenues for the first nine months of FY 2004 were $247,125, a $15,054 or 6.5% increase in revenues over the first nine months of FY 2003 of $232,071. The increase in sales was attributable to an uncontrollable fluctuation in sales.

Cost  of  Sales

     Our cost of sales increased to $158,838 for the first nine months of FY 2004, or 64.3% of sales, from $151,881 for the first nine months of FY 2003, or 65.4% of sales. This $6,957 increase in the cost of sales is due to increased sales.

Gross  Margin

     Our gross margin increased to $88,287 for the first nine months of FY 2004, or 35.7% of sales, from $80,190 for the first nine months of FY 2003, or 34.6% of sales. This increase is attributable to increased sales.

Operating  Expenses

     Operating expenses for the first nine months of FY 2004 decreased to $97,114 or 39.3% of sales, under the $105,860 or 45.6% of sales, for the first nine months of FY 2003. This $8,746 decrease in operating expenses is primarily due to the elimination of a $15,000 quarterly consulting fee normally paid to Apple Realty, Inc. dba Morris & Associates, a company owned 100% by George Morris and offset by general increases in operating overhead.

Net  Income  (Loss)

     We had net income of $12,939 in the first nine months of FY 2004, or 1% of sales, as compared with a net loss of $29,502 in the first nine months of FY 2003, or 12.7% of sales. The net income for the first nine months of FY 2004 instead of the net loss experienced in the first nine months of FY 2003 was due to the elimination of a $15,000 quarterly consulting fee normally paid to Apple Realty, Inc. dba Morris & Associates, a company owned 100% by George Morris, a

$30,000  write-off  of  prior  periods  accrued consulting expense owed to Apple
Realty,  Inc  and  offset  by  general  increases  in  operating  overhead.

Financial  Conditions

     At December 31, 2003 the company had negative working capital of ($57,705), consisting of current assets totaling $30,899 and current liabilities totaling $88,604. The negative in the working capital was mainly due to $40,370 owed to George Morris, president of the company, for cash loans made by George Morris to the company. During the nine months ended December 31, 2003, the company had a net decrease in cash of $4,023 as compared to the $1,302 increase in cash the first nine months of 2002. The company provided $24,150-from cash in operating activities for the nine months ended December 31, 2003 as compared to cash use of $11,235 for the nine months ended December 31, 2002. The company used cash of $42,221 for investing activities for the nine months ended December 31, 2003 as compared to $36,143 for the nine months ended 2002, primarily from increases in due from affiliates.

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

Dated:  February  16,  2004               ELECTRONIC  MEDIA  CENTRAL CORPORATION


                                          By:/s/  George  Morris
                                             -----------------------------------
                                             George Morris, President and  Chief
                                             Executive  Officer

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          Commission File No. 0-32345

                                INDEX TO EXHIBITS

                                  FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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