Form 10KSB
period 2004-03-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2004-07-13
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 0-32345

ELECTRONIC MEDIA CENTRAL CORPORATION

(Name of small business issuer in its charter)

California	33-0795854
(state of incorporation)	(IRS Employer I.D. Number	)

413 Avenue G, #1
Redondo Beach, CA 90277

(Address of principal executive offices)

Issuer's telephone number: 310-318-2244

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None.

Name of each exchange on which registered: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock $0.02 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $325,900.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of $2,317,907, as of July 7, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 6, 2004: 1,000,000 shares of Common Stock, $0.02 par value.

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

ITEM 1.   DESCRIPTION OF BUSINESS.

DESCRIPTION OF BUSINESS

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

Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC. In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years had been 51% owned by George Paul Morris, our chief executive officer, the controlling shareholder of both Internet Infinity, Inc. and our company. L&M Media was supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation through March 31, 2002. All products and services are now provided by Pac Max Corporation of Brea California, an independent supplier. Although we did not grant an exclusive supplier relationship to Pac Max Corporation, it is advantageous to our company at this time to source all products and services through Pac Max Corporation. Pac Max Corporation provides our company sales office space, office staff, telephone and utilities for $2,500 per month as of May 1, 2002.

Business of Electronic Media Central Corporation

Electronic Media Central distributes electronic media duplication services.

Products

We have three principal products and services:

•   electronic media duplication and packaging services for -

•   compact disks (“CD”),

•   digital video disk (“DVD”), and

•   videocassette tape.

Our company’s sales of electronic media duplication and packaging services are primarily the duplication and packaging of a customer's pre-recorded video programs. The customer’s programs are principally used for education, promotion and documentation of the customer’s products or services. Our company provides services to create multiple copies of a customer’s material on video tape, compact Disks “CD” and DVD formats with related packaging. The main target markets for our services are business, religious, government and other non-profit organizations. Our company does not provide services to the adult entertainment industry.

We charge a customer for electronic media duplication and packaging services by quoting a price per piece duplicated to the customer. The price is based on the number of pieces duplicated, the length of the customer’s program and the specific packaging requirements. The greater the number of pieces a customer orders at one time, the lower the price per piece. A longer customer program will cost more per piece. Packaging costs vary by exact design and the amount of printing and labor involved per the customer specifications.

Suppliers and Sub-Contractors

Our duplication services orders are manufactured and fulfilled through Pac Max Corporation In addition to the $2,600 per month we pay Pac Max Corporation for rent, office staff, telephone and utilities, we are responsible for sales force compensation of one sales person at $3,000 per month plus incentives. In addition, we pay George Morris, President $200 per month salary. We also pay $5,000 per month for marketing and management consulting to Apple Realty, Inc. an affiliate company owned 100% by George Morris, our President and the controlling shareholder of our company and Internet Infinity, Inc.

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

There are over twenty local/regional video duplicators listed in the latest March 2002 “OC/SD Film & Video News” for the Orange County and San Diego California area. No sales numbers or other capacity information is available for these private companies.

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

Patents, Trademarks and Licenses

We have no proprietary patents, trademarks or licenses.

Government Approval and Regulations

We need no governmental approval for the design and marketing of our electronic media. We are not aware of any proposed governmental regulations that would affect our operations.

Research and Development

We have not budgeted any amount for research and development in the fiscal year ended 2004.

Cost of Compliance with Environmental Laws

There are no environmental laws that impact any of our operations.

Seasonality

Our sales are almost evenly distributed across the year, but there are slight variations, with the fall and winter exceeding the spring and summers seasons for a variety of factors including vacation, school and holiday cycles.

Employees

We employ one full time sales representative who also handles limited clerical duties along with our supplier Pac-Max.

New Products and Services

We are in the process of researching a new sales strategy for the sales of Digital Video Disk (“DVD”). It is too early in the research process for us to forecast any level of success in the sales of these digital products at this time. However, with our current research, we see the increase of DVD uses by business customers. However, expected competition and market unknowns may not permit the company to succeed in the DVD duplication market.

ITEM 2.   DESCRIPTION OF PROPERTIES

George Morris, chief executive officer of Internet Infinity, provides our company approximately 100 square feet in Redondo Beach, California at no charge. Our sales office with clerical staff, rent, telephone and utilities is provided by our supplier, Pac Max Corporation at $2,600 per month commencing May 1, 2002. There is a large amount of office space available for less than $2.00 a square foot within three miles of the existing office. Electronic Media Central reserves the right to move at any time.

ITEM 3.   LEGAL PROCEEDINGS

We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

Market Information. Electronic Media’s common stock is quoted on the Electronic OTC Bulletin Board and there is a very limited market for the shares of Electronic Media at this time. Its symbol is “EMCC.”

On July 6, 2004 there were 1,000,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

Holders. On July 6, 2004 there were 43 shareholders of our stock. Some 106,785 shares of common stock are held in brokerage accounts under the record name of “Cede & Co.”

Dividends. We have paid no cash dividends to our stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

               Recent Sales of Unregistered Securities. On April 1, 1998 the company sold 1,000 shares of its common stock at $0.001 a share to Internet Infinity, Inc. for $1.00 in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used to effect the sales. This was the initial issuance of capital stock of the company.

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

In June 2002, 50,000 shares of our common stock were issued to a consultant and in March 2003 390,000 shares were issued to George Morris, our president and a director, in satisfaction of the cancellation of $10,920 debt owed to Mr. Morris and 60,000 shares were issued to Anna Moras, Mr. Morris’ mother, in cancellation of $1,680 debt. All these shares were issued in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used to effect the sales.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. it is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere.

Results of Operations

The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2004 and March 31, 2003.

	Year Ended 3-31
	2004	2003
Sales	100.0%	100.0%
Cost of sales	63.9	67.2

Gross margin	36.1	32.8
Selling, general and
administrative
expenses	35.8	64.3

Net income (loss) before
income taxes	00.3	(31.5)

Sales

Sales increased by $28,080 from $297,820 in the fiscal year ended March 31, 2003 to $325,900 in the fiscal year ended March 31, 2004, an increase of 9.43 percent. The increase in sales was attributable primarily to an increase in purchases by existing customers caused by a growing economy.

Gross Margin

Gross margin was higher at 36.1 percent of sales for the fiscal year ended March 31, 2004 versus 32.8 percent for the fiscal year ended March 31, 2003 due to the relationship with Pac Max. Gross Margin was $97,623 in fiscal year 2003 and $117,637 in fiscal year 2004.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by $54,608 from $191,519, or 64.3 percent of sales in fiscal year 2003 to $136,911, or 42 percent of sales in fiscal year 2004, a total expense decrease of 28.5 percent measured against a 9.43 percent increase in sales. Bad debts decreased by $45,779 from $46,634 in the fiscal year 2003 to $855 in the fiscal year 2004 as explained in the Financial Statement Note 12. Professional fees including legal and accounting increased from $18,255 to $25,847 primarily for accounting necessary to be a fully reporting company with the Securities Exchange Commission. Salaries and related expenses increased from $30,928 to $31,500. Consulting fees and related expenses decreased to $40,600 from $61,500 primarily due to a reduction in consulting services from Apple Realty, Inc., which is 100-percent owned by George Morris.

Net Profit (Loss)

In the fiscal year ended March 31, 2004, we had a net profit, after interest income and a provision for income taxes, of $56, or $0.00 diluted net loss per share of our common stock.  This resulted from a gain on settlement of debt to Apple Realty, Inc.  In the fiscal year ended March 31, 2003, we had a net loss from operations, after a provision for income taxes, of $94,696, or $0.09 a share of common stock.

Balance Sheet Items

The net profit for the fiscal year ended March 31, 2004, of $56 decreased the accumulated deficit from $161,223 on March 31, 2003, to a deficit of $161,167on March 31, 2004. Our cash position decreased $4,500 from $5,600 for the fiscal year ended March 31, 2003, to $1,100 for the fiscal year ended March 31, 2004. Accounts receivable from non-affiliates, net of allowance for doubtful accounts, increased from $26,810 at the end of fiscal year 2003 to $33,262 at the end of fiscal year 2004.

Liquidity and Outlook

We have been able to stay in operation only (1) with the services provided by Pac-Max, an independent supplier of electronic media duplication services, and (2) from the cash flow generated by Electronic Media Central from the sale of electronic media duplication services. Also, George Morris personally advanced funds to Electronic Media Central when needed. George Morris also acquired Video Magnetics, an insolvent electronic media duplication company with his personal cash and proceeded to turn around the situation for the benefit of Electronic Media Central by providing services to sell. Since early 1997, sales from electronic duplication services have continued to provide the funds to prepare Electronic Media Central to be a reporting public company to the United States Securities Exchange Commission.

Electronic Media Central management believes that we will generate sufficient cash flow to support operations during the twelve months to end March 31, 2005. Sales and expenses should continue to decline with the supplier Pac-Max and Electronic Media Central should generate a net profit and positive cash flow from operations.

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

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•      an obligation under a guarantee contract,

•  a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit,  liquidity or market risk support to such entity for such assets,

•  any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or

•  any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

ITEM 7. FINANCIAL STATEMENTS
Independent Auditors’ Report	10
Balance Sheet March 31, 2004	11
Statements of Operations for the Years Ended March 31, 2004 and 2003	12
Statements of Stockholders’ Equity (Deficit)
for the Years Ended March 31, 2004 and 2003	13
Statements of Cash Flows for the Years Ended March 31, 2004 and 2003	14
Notes Financial Statements March 31, 2004	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Electronic Media Central Corporation

We have audited the accompanying balance sheet of Electronic Media Central Corporation, a California Corporation (the “Company”) as of March 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Media Central Corporation as of March 31, 2004 and the results of its operations and its cash flows for the year ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Fountain Valley, California
June 30, 2004

ELECTRONIC MEDIA CENTRAL CORPORATION
BALANCE SHEET
MARCH 31, 2004

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,001
Accounts receivable, net of allowance for doubtful
accounts of $3,000	33,262

Total current assets	34,263

NON-CURRENT ASSETS
Due from related parties	54,464

$88,727

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$61,474
Due to related party	13,498
Due to officer	42,122

Total current liabilities	117,094

LONG TERM LIABILITIES:
Notes Payable - related parties	109,200

STOCKHOLDERS' DEFICIT
Common stock, $0.02 par value;
40,000,000 shares authorized; 1,000,000 shares issued
and outstanding at March 31, 2004	20,000
Additional paid in capital	3,600
Accumulated deficit	(161,167)

Total stockholders' deficit	(137,567)

$88,727

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

Revenues	$325,900	$297,820
Cost of revenues	208,263	200,197

Gross Profit	117,637	97,623

Operating expenses
Professional Fees	25,847	18,255
Salaries and related expenses	31,500	30,928
Consulting fees paid to related party	40,600	61,500
Bad debts	855	46,634
Other	38,109	34,202

Total operating expenses	136,911	191,519

Loss from operations	(19,274)	(93,896)

Non-Operating Income (expense):
Interest expense	(9,870)	-
Gain on settlement of debts, related party	30,000	-

Total other income (expense)	20,130	-

Profit (Loss) before income taxes	856	(93,896)
Provision for income taxes	800	800

Net profit(loss)	$56	$(94,696)

Basic weighted average number of
common stock outstanding	1,000,000	1,000,000

Basic net profit (loss) per share	$0.00	$(0.09)

Diluted weighted average number of
common stock outstanding	1,000,000	1,000,000

Diluted net profit (loss) per share	$0.00	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

							Total
	Common stock						stockholders'

	Number of		Additional	Subscription	Shares to be	Accumulated	Equity
	shares	Amount	paid in capital	receivable	issued	deficit	deficit

Balance as of March 31,2002	500,000	$10,000	-	-		(66,527)	(56,527)

Shares issued service	500,000	10,000	3,600	-		-	13,600

Net loss for the year	-	-	-	-	-	(94,696)	(94,696)

Balance as of March 31, 2003	1,000,000	20,000	3,600	-	-	(161,223)	(137,623)

Net income for the year						56	56

Balance as of March 31, 2004	1,000,000	$20,000	$3,600	$-	$-	$(161,167)	$(137,567)

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$56	$(94,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Shares issued for service	-	1,000
Write-down of asset-related party receivable	-	49,934
Debt issued for consulting fees	-	60,000
Decrease in accounts receivable	(6,452)	12,235
Increase (Decrease) in accounts payable	26,963	9,331
Increase (Decrease) in accounts payable-related parties	-	4,657

Net cash provided by operating activities	20,567	42,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from officers	15,800	9,742
(Increase) in due from affiliates	(40,966)	(48,084)

Net cash used in financing activities	(25,166)	(38,342)

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS	(4,599)	4,119

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	5,600	1,481

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,001	$5,600

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$340

Taxes paid during the year	800	800

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1   ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc.). The Company has previously and is currently reporting and filing as part of Internet Infinity, Inc.’s (III) combined financial statements. The Company is engaged in the sale of blank electronic media, such as videotapes, and the duplication, replication and packaging of DVDs, CDs, video tapes, and audiotapes.

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro-rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The exchange was on a pro-rata basis of .048 shares of EMC’s stock for each share of III’s common stock. EMC is an unlisted California Corporation, whose common stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g) of the Exchange Act.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $3,000 as at March 31, 2004.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

Accounts payable	$20,441
Accounts payable – related party	27,102
Accrued state tax	800
Accrued interest	13,131

$61,474

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended March 31, 2004, such differences were insignificant.

Stock-based compensation

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's combined financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recent Pronouncements

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company’s financial position or results of operations or cash flows.

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

NOTE 3   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $161,167 at March 31, 2004. The Company has a net profit of $56 and a net loss $94,696 in the year ended March 31, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 4   STOCKHOLDERS’ EQUITY (DEFICIT)

In June 2002, EMC issued 50,000 shares of common stock at par value ($0.02 per share) to consultants as a bonus. The $1,000 is included in consulting and legal expense.In March 2003, EMC issued 450,000 shares of common stock for relief of debt as follows:

			Price Per
	Shares	Value	Share

George Morris	390,000	$10,920	$0.028
Anna Moras	60,000	1,680	0.028

	450,000	$12,600

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5   DUE TO OFFICER

The payable is to George Morris, the Company’s President. The loan is interest free, unsecured and due on demand.

NOTE 7   RELATED COMPANY TRANSACTIONS

Loan payable to Apple Realty, Inc., secured by assets of EMC. Interest shall accrue at 6% per annum, due and payable upon demand. This loan is in connection with consulting fees provided. Apple Realty, Inc. is owned 100% by George Morris. For the year ended March 31, 2004, $30,000 in consulting fees were paid to Apple Realty, Inc.	$109,200

The Company has a receivable of $54,464 and a payable to 13,498 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $1,913 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc. For the years ended, March 31, 2004 and 2003, the total of $22,950 and $19,125, respectively, were recorded for the above expenses and are included in other expenses on the statement of operations.

The Company had a consulting agreement with a party related through common stockholder and officer, whereby the Company was paying $60,000 per year to the related party for the consulting services. Per an agreement between the Company and the related party, the consulting arrangement was terminated effective, September 30, 2003 and an amount of $30,000 was written off from the outstanding balance owed to the related party (Apple Realty, Inc.). The amount written off ($30,000) has been reflected as gain on settlement of debt in the accompanying financial statements. The Consulting expense, related party for the year ended December 31, 2003 was $60,000.

George Morris is the President of EMC. As of March 31, 2004, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc.	52.80%
Electronic Media Central Corporation	56.20%
Morris & Associates, Inc.	66.50%
Apple Realty, Inc.	100.00%

The Company had bad debt expense due to write-off of related party receivables (note 12).

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8   CONCENTRATION OF CREDIT RISK

For the fiscal year ended March 31, 2004, revenue from one customer represents 93% of the Company’s total revenue. For the fiscal year ended March 31, 2003, revenue from one customer represents 92% of the Company’s total revenue. Accounts receivable outstanding from this customer as of March 31, 2004 was $ 35,086.

For the fiscal year ended March 31, 2004, the Company has one vendor who represents 100% of total purchases. For the fiscal year ended March 31, 2003, the Company has one vendor who represents 84% of total purchases. Accounts payable outstanding as of March 31, 2004 for this supplier was $ 27,102.

NOTE 9   PROVISION FOR INCOME TAXES

The components of the (provision) for income taxes are as follow:

	2004	2003

Current (Provision):
Federal	$--	$--
State	(800)	(800)

	(800)	(800)

Deferred (Provision):
Federal	--	--
State	--	--

	--	--

Total (Provision) for Income Taxes	$(800)	$(800)

The Company has federal and state net operating losses of approximately $152,400 which expire through 2024.

NOTE 10   NET INCOME (LOSS) PER SHARE

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	2004	2003

Net income (loss)	$56	$(94,696)

Basic & diluted Weighted average common shares outstanding	1,000,000	1,000,000

Basic and diluted net income (loss) per share	$0.00	$(.090)

The Company does not have any stock options outstanding at March 31, 2004.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11   DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

Deferred tax asset – non-current	$61,187
Deferred tax liability – non-current	-
Less valuation allowance	(61,187)

Net Deferred Tax Asset – Non-Current	$--

The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $152,400.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2004, there was no significant change in valuation allowance.

NOTE 12   BAD DEBTS EXPENSE

Bad debts expense, from related parties, consists of the following:

	2004	2003

Write-off of receivable from Pacmax (related party)	$855	$-
Write-off of receivable from L&M Media, Inc.	-	892
Write-off of receivable from M&A (related party)	-	3,972
Write-off of receivable from III (related party)	-	39,070
Write-off of receivable from AMC (related party)	-	6,000
Adjustment of allowance for doubtful accounts	-	(3,300)

Total Bad Debts Expense	$855	$46,634

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2, 2003 Caldwell, Becker, Dervin, Petrick & Co., L.L.P., the principal independent accountants of Electronic Media Central Corporation, resigned.

The report of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Electronic Media for each of its fiscal years ended March 31, 2003 and 2002 contained no adverse opinions or disclaimers of opinion, and were not otherwise modified as to audit scope, or accounting principles. The reports of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Electronic Media for each of the past two years ended March 31, 2003 and 2002 did, however, contain explanatory paragraphs describing an uncertainty about Electronic Media’s ability to continue as a going concern.

During the past two years and all interim periods prior to July 2, 2003 there were no disagreements between Electronic Media and Caldwell, Becker, Dervin, Petrick & Co., L.L.P., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Caldwell, Becker’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such periods.

During the fiscal years ended March 31, 2003 and 2002 and all subsequent interim periods and to July 2, 2003, the date of resignation, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Electronic Media delivered a copy of the Form 8-K report to Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on July 9, 2003, and requested that Caldwell, Becker, Dervin, Petrick & Co., L.L.P. furnish it with a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether or not Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agrees with the above statements. Attached hereto as Exhibit 16 is a copy of the letter of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. to the SEC dated July 9, 2003.

On July 9, 2003, Electronic Media engaged Kabani & Company, Inc., as its new principal accountant to audit its consolidated financial statements. Electronic Media has not consulted with Kabani & Company, Inc. on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on Electronic Media’s financial statements, or the subject matter of a disagreement on reportable events with the former auditor (as described in Regulation 5-K Item 304(a)(2)).

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Electronic Media's directors, officers and significant employees occupying executive officer positions, their ages as of March 31, 2004, the directors' terms of office and the period each director has served are set forth in the following table:

Person	Positions and Officers	Since	Expires
George Morris, 65	Chairman of the Board of Directors - Acting President/CEO	1996	2005
Roger Casas, 55	Director Vice President Operations	1999	2005
Shirlene Bradshaw, 65	Member of the Board of Directors Business Manager	1999	2005

GEORGE MORRIS, Ph.D. Dr. Morris has been the Chairman of the Board of Directors, principal shareholder, Acting President/Chief Executive Officer and Secretary of Electronic Media Central since Electronic Media Central was incorporated March 12, 1998. George Morris has also been the Chairman and Vice President of Internet Infinity, Inc., the parent company and owner of 100% of Electronic Media Central shares. George is also the President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Electronic Media Central and its affiliates. Morris has produced over 20 computer-training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Electronic Media Central and its affiliate distribution and supplier agreements. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Electronic Media Central and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 - 1999). During this period Dr. Morris served a Department Chairman for the Management and Marketing Departments. Morris has since retired from teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

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

Stock Options

During the last three fiscal years, there have been no stock options granted by Electronic Media Central.

Audit Committee and Audit Committee Financial Expert

Our directors serve as our audit committee. There is no financial expert serving on the audit committee.

Code of Ethics

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such – principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-KSB annual report.

Compliance with Section 16 (a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our fiscal year ended March 31, 2004 and any written representations furnished to us from a person subject to Section 16(a) filing requirements that no Form 5 is required for such period, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten percent of our common stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year or prior fiscal years.

ITEM 10.   EXECUTIVE COMPENSATION

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

For George Morris

						Long Term Compensation
				Awards
Annual Compensation					Securities
					Underlying	Payouts
			Other Annual	Restricted	Options/	LTIP	All Other
Year	Salary	Bonus	Compensation	Stock Awards	SARS	Payouts	Compensation

2004	2,400	0	0	0	0	0	0
2003	2,400	0	0	0	0	0	0
2002	13,800	0	0	0	0	0	0

George Morris received a salary of $13,800 from Electronic Media Central, Inc. in 2002. In a related party transaction, the Morris Group, a dba of Apple Realty, Inc., accrued $10,600 in consulting fees for the fiscal year ended March 31, 2004. George Morris is the president and owns 100% of Apple Realty, Inc./dba Morris Group and is the president of Electronic Media Central Corporation, our chief executive officer and a director, and is the controlling shareholder of Electronic Media Central Corporation

The Morris Group is helping Electronic Media Central Corporation’s business development by helping the company develop and implement as strategy for possible merger and acquisition activity by Electronic Media Central Corporation Apple Realty, Inc., holds a real estate business broker license.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                             RELATED STOCKHOLDER MATTERS

The 1,000,000 common shares outstanding of Electronic Media Central are owned by 414 shareholders. The table below sets forth, as of March 31, 2004 the number of shares and percentage of the total of 1,000,000 common stock outstanding of the company beneficially owned by each officer and director of Electronic Media Central individually and as a group, and by each owner of more than five percent of the common stock.

		Percent of
	Number	Outstanding
Name and Address	of Shares	Shares

Apple Realty, Inc., d/b/a
Hollywood Riviera Studios (1)	49,655	4.97
413 Avenue G, #1
Redondo Beach, CA 90277

George Morris, Chairman/CEO (2)	558,285	55.83
413 Avenue G, #1
Redondo Beach, CA 90277

Roger Casas, Vice President	1,786	(3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director	1,714	(3)
1900 W. Artesia #38
Gardena, Ca 90745

Officers and Directors
as a group (3 persons)	611,440	61.14
________________________
(1)   The shares owned of record by Apple Realty, Inc. are under the control of George Morris.
(2)   Mr. Morris owns of record 508,630 shares but is attributed the shares owned Apple Realty, Inc., which are under his control.
(3)   Less than 1 percent.

Changes in Control

There are no arrangements, which may result in a change in control of Electronic Media.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our company is under the control of George Morris, who beneficially owns 60.8 percent of all outstanding stock of Electronic Media Central Corporation.

The basis of his control is set forth in the following table:

1.   George Morris

   a.   He owns 55.83 percent of Electronic Media Central Corporation

   b.   He owns 100 percent of Apple Realty, Inc. d/b/a Hollywood Riviera Studios

       i.   It owns 4.97 percent of Electronic Media Central Corporation

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

Electronic Media Central Corporation had been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998. The shares of our company owned by Internet Infinity were distributed on September 28, 2001 to the Internet Infinity shareholders of record on September 18, 2001. Our company now operates independently of Internet Infinity but shares in common the office facilities, officers and directors George Paul Morris, Roger Casas and Shirlene Bradshaw.

Our company files individual federal and state income tax returns.

On March 31, 2004 there were 1,000,000 shares of common stock outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit Number	Description of Exhibit

2	Articles of Incorporation of Electronic Media Central Corporation*
2.1	Bylaws of Electronic Media Central Corporation*
10	Distribution Agreement Between Electronic Media Central
and L&M Media, Inc., dba Apple Media**
14	Code of Ethics for CEO and Senior Financial Officers
16
Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Electronic Media Central Corporation, concerning Electronic Media’s change of principal independent accountants.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-32345 incorporated herein.
**Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-32345
     incorporated herein.
***Previously filed with Form 8-K 07-02-03; Commission File No. 0-32345 incorporated herein.

(b)   Reports on Form 8-K

None

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

Fiscal Year ended March 31, 2004	$11,219
Fiscal Year ended March 31, 2003	$10,817

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended March 31, 2004	$-0-
Fiscal Year ended March 31, 2003	$-0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended March 31, 2004	$1,246
Fiscal Year ended March 31, 2003	$1,202

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended March 31, 2004	$-0-
Fiscal Year ended March 31, 2003	$-0-

Pre-Approval of Audit and Non-Audit Services.    The Audit Committee requires that it pre-approve all audit, review and attest services and non-audit services before such services are engaged.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELECTRONIC MEDIA CENTRAL CORPORATION

Date: July 12, 2004	By:	/s/ George Morris
George Morris
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2004	By:	/s/ George Morris
George Morris
Chief Financial Officers, Chief Exeuctive Officer and Director

Date: July 12, 2004	By:	/s/ Roger Casas
Roger Casas
Director

Date: July 12, 2004	By:	/s/ Shirlene Bradshaw
Shirlene Bradshaw
Director

ELECTRONIC MEDIA CENTRAL CORPORATION

COMMISSION FILE NO. 0-32345

INDEX TO EXHIBITS

FORM 10-KSB

FOR THE YEAR ENDED MARCH 31, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Exhibit Number	Description of Exhibit

2	Articles of Incorporation of Electronic Media Central Corporation*
2.1	Bylaws of Electronic Media Central Corporation*
10	Distribution Agreement Between Electronic Media Central
and L&M Media, Inc., dba Apple Media**
14	Code of Ethics for CEO and Senior Financial Officers
16
Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Electronic Media Central Corporation, concerning Electronic Media’s change of principal independent accountants.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    *Previously filed with Form 10-SB 10-13-99; Commission File No. 0-32345 incorporated herein.
                    **Previously filed with Amendment No. 2 to Form 10-SB 02-08-00; Commission File No. 0-32345 incorporated herein.
***Previously filed with Form 8-K 07-02-03; Commission File No. 0-32345 incorporated herein.