Form 10QSB
period 2004-06-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2004-08-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

ELECTRONIC MEDIA CENTRAL CORPORATION
(Exact name of registrant as specified in its charter)

Commission File No. 0-32345
State of Incorporation: California
IRS Employer I.D. Number: 33-0795854

413 Avenue G, #1
Redondo Beach, California 90277
Telephone 310-318-2244

(Address and telephone number of registrant’s principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

As of August 13, 2004, there were 1,000,000 shares of the Registrant’s Common Stock, par value $0.02 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Condensed Balance Sheet (Unaudited) at June 30, 2004	4
Condensed Statements of Operations (Unaudited)
for the Three Months Ended
June 30, 2004 and 2003	5
Condensed Statements of Cash Flows (Unaudited)
for the Three Months Ended June 33, 2004 and 2003	6
Notes to Unaudited Financial Statements	7

ELECTRONIC MEDIA CENTRAL CORPORATION
BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$9,012
Accounts receivable, net of allowance for doubtful
accounts of $3,700	22,530

Total current assets	31,542

Due from related parties	62,771

$94,312

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$62,913
Due to related party	13,395
Due to officer	49,459
Notes payable - related parties	109,200

Total current liabilities	234,967

LONG TERM LIABILITIES:

STOCKHOLDERS' DEFICIT
Common stock, $0.02 par value;
40,000,000 shares authorized; 1,000,000 shares issued
and outstanding at June 30, 2004	20,000
Additional paid in capital	3,600
Accumulated deficit	(164,254)

Total stockholders' deficit	(140,654)

$94,312

The accompanying notes are an integral part of these financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three month periods ended
	June 30,
	2004	2003

Revenues	$66,566	$74,575

Cost of revenues	42,629	48,146

Gross profit	23,938	26,429

Operating expenses
Professional fees	4,088	7,085
Salaries and related expenses	9,652	6,917
Consulting fees paid to related party	-	15,000
Other	10,019	8,764

Total operating expenses	23,758	37,766

Loss from operations	180	(11,337)

Non-operating (expense):
Interest expense	(2,467)	(2,114)

Loss before income taxes	(2,287)	(13,451)

Provision for income taxes	800	800

Net loss	$(3,087)	$(14,251)

Basic weighted average number of
common stock outstanding	1,000,000	1,000,000

Basic net loss per share	$(0.00)	$(0.01)

Diluted weighted average number of
common stock outstanding	1,000,000	1,000,000

Diluted net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three month periods ended
	June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,087)	$(94,696)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Shares issued for service	-	1,000
Write-down of asset-related party receivable	-	49,934
Debt issued for consulting fees	-	60,000
Decrease in accounts receivable	10,732	12,235
Increase in accounts payable	1,439	9,331
Increase (decrease) in accounts payable-related parties	(103)	4,657

Net cash provided by operating activities	8,981	42,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in receivable from related parties	(8,307)	-
Proceeds from loans from officers	-	9,742
Decrease (increase) in due from affiliates	7,337	(48,084)

Net cash used in financing activities	(970)	(38,342)

NET INCREASE IN CASH & CASH EQUIVALENTS	8,011	4,119

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,001	1,481

CASH & CASH EQUIVALENTS, ENDING BALANCE	$9,012	$5,600

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$340

Taxes paid during the year	$-	$800

The accompanying notes are an integral part of these financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2     BASIS OF PRESENTATION AND BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2004, and the results of operations and cash flows for the related interim periods ended June 30, 2004 and 2003. The results of operations for the three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed on March 31, 2004, as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3     RECENT PRONOUNCEMENTS

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

NOTE 4     RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 5   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $164,254 at June 30, 2004. The Company has net losses of $3,087 and $14,251 for the three months ended June 30, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 6   STOCKHOLDERS’ DEFICIT

In June 2002, EMC issued 50,000 shares of common stock at par value ($0.02 per share) to consultants as a bonus. The $1,000 is included in consulting and legal expense. In March 2003, EMC issued 450,000 shares of common stock for relief of debt as follows:

	Preferred Stock		Common Stock

	$.001 par value, 10,000,000		$.02 par value, 40,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance

Balance at
March 31, 2004	--	$ --	1,000,000	$20,000	$3,600	$(161,167)	$(137,567

Net loss	--	--	--	--	--	(3,087)	(3,087)

Balance at
June 30, 2004	--	$ --	1,000,000	$20,000	$3,600	$(164,254))	$(140,654)

NOTE 7   DUE TO OFFICER

The loan is payable to the Company’s President. The loan carry an interest rate of 6 % interest per annum, is unsecured and due on demand. The company recorded interest of $ 650 for the three month period ending June 30, 2004.

NOTE 8   RELATED COMPANY TRANSACTIONS

Loan payable to Apple Realty, Inc., secured by assets of EMC. Interest shall accrue at 6% per annum, due and payable upon demand. This loan is in connection with consulting fees provided. Apple Realty, Inc. is owned 100% by the president of the Company.	$109,200

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

The company recorded interest of $ 1,638 and $ 1,863 for the three month period ending June 30, 2004 and June 2003 respectively.

The Company has a receivable of $62,771 and a payable to 13,395 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $1,913 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc.

Mr. George Morris is the President of EMC. As of June 30, 2004, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc.	52.80%
Electronic Media Central Corporation	56.20%
Morris & Associates, Inc.	66.50%
Apple Realty, Inc.	100.00%

NOTE 9   CONCENTRATION OF CREDIT RISK

For the three months ended June 30, 2004, revenue from one customer represents 100% of the Company’s total revenue. Accounts receivable outstanding from this customer as of June 30, 2004 is $ 22,530.

For the three months ended June 30, 2004 and 2003, the Company has one vendor who represents 100% of total purchases. Accounts payable outstanding as of June 30, 2004 and 2003 for this supplier are $ 27,987.

NOTE 10   NET (LOSS) PER SHARE

The following is a reconciliation of net (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	For the Three Months
	Ended June 30

	2004	2003

Basic net income (loss)	$(3,087)	$(14,251)

Weighted average common shares outstanding	1,000,000	1,000,000

Basic and diluted net income (loss) per share	$(0.003)	$(.014)

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations – First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal 2004

Sales

Electronic Media Central revenues for Q1 2005 were $66,566, an $8,009 or 10.7% decrease in revenues from Q1 2004 revenue of $74,575. The decrease in sales was attributable to normal fluctuation in sales.

Cost of Sales

Our cost of sales decreased to $42,629 for Q1 2005 (64% of sales), from $48,146 for Q1 2004 (64.6% of sales). This slight decrease in cost of sales is due to fewer sales.

Gross Margin

The company’s gross margin decreased to $23,398 for Q1 2005 (36% of sales), from $26,429 for Q1 2004 (35.4% of sales). This slight percentage decrease is attributable to the sale of higher margin products.

Operating Expenses

Operating expenses for Q1 2005 decreased to $23,758 (35.7% of sales) from $37,766 (50.6% of sales), for Q1 2004. Salaries expense for Q1 2005 increased to $9,652 from $6,917 for Q1 2004. Consulting fees decreased from $15,000 for Q1 2004 to $0 for Q1 2005. Professional fees decreased from $7,085 for Q1 2004 to $4,088 for Q1 2005.

Net Income (Loss)

The company had a net loss of $3,087 in Q1 2005 (4.6% of sales), as compared with a net loss of $14,251 in Q1 2004 (19.1% of sales). The cause for the decrease in net loss of $11,164 is discussed in the previous sections.

Balance Sheet Items

Our cash position increased from $411 at June 30, 2003 (Q1 2004) by $8,601 to $9,012 at June 30, 2004 (Q1 2005). Accounts receivable from non-affiliates decreased from $31,905 at June 30, 2003 (Q1 2004) by $9,375 to $22,530 at June 30, 2004 (Q1 2005).

Item 3.       Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

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

Item 2.       Changes in Securities

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2	Articles of Incorporation of Electronic Media Central Corporation*

2.1	Bylaws of Electronic Media Central Corporation*

10	Distribution Agreement Between Electronic Media Central
and L&M Media, Inc., dba Apple Media**

14	Code of Ethics for CEO and Senior Financial Officers+

16	Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Electronic Media Central Corporation,
concerning Electronic Media’s change of principal independent accountants.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB, Commission file number 000-32345; incorporated herein.

**Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

***Previously filed with Form 8-K 07-02-03; Commission File No. 000-32345 incorporated herein.

+Previously filed with Form 10-KSB; Commission File No. 0-32345 incorporated herein.

(b)        Forms 8-K

            None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ELECTRONIC MEDIA CENTRAL CORPORATION

Date: August 18, 2004	By:	/s/ George Morris
George Morris
Chairman and Chief Executive Officer

ELECTRONIC MEDIA CENTRAL CORPORATION

COMMISSION FILE NO. 0-32345

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

          Exhibit
          Number       Description of Exhibit

2	Articles of Incorporation of Electronic Media Central Corporation*

2.1	Bylaws of Electronic Media Central Corporation*

10	Distribution Agreement Between Electronic Media Central
and L&M Media, Inc., dba Apple Media**

14	Code of Ethics for CEO and Senior Financial Officers+

16	Letter of July 9, 2003 of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. agreeing with the statements made in the Form 8-K filed on July 9, 2003 by Electronic Media Central Corporation,
concerning Electronic Media’s change of principal independent accountants.***

31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed with Form 10-SB, Commission file number 000-32345; incorporated herein.

**Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

***Previously filed with Form 8-K 07-02-03; Commission File No. 000-32345 incorporated herein.

+Previously filed with Form 10-KSB; Commission File No. 0-32345 incorporated herein.

1