Form 10QSB
period 2004-09-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2004-11-22
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

As of November 18, 2004, there were 1,000,000 shares of the Registrant’s Common Stock, par value $0.02 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Condensed Balance Sheet (Unaudited) at September 30, 2004	4
Condensed Statements of Operations (Unaudited)
for the Three Months and Six Months Ended
September 30, 2004 and 2003	5
Condensed Statements of Cash Flows (Unaudited)
for the Six Months Ended September 30, 2004 and 2003	6
Notes to Unaudited Financial Statements	7

ELECTRONIC MEDIA CENTRAL CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$1,059
Accounts receivable, net of allowance for doubtful
accounts of $3,700	26,876
Total current assets	27,935

Due from related parties	73,165

$101,100

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$60,819
Due to related party	14,475
Accrued interest - due to officer	3,523
Total current liabilities	78,817

LONG TERM LIABILITIES:
Notes Payable - related parties	109,200
Due to officer	53,912
Total long term liabilities	163,112

STOCKHOLDERS' DEFICIT
Common stock, $0.02 par value;
40,000,000 shares authorized; 1,000,000 shares issued
and outstanding at September 30, 2004	20,000
Additional paid in capital	3,600
Accumulated deficit	(164,429)
Total stockholders' deficit	(140,829)

$101,100

The accompanying notes are an integral part of these financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Six Month Periods
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net revenues	$41,662	$87,769	$108,228	$162,344

Cost of revenues	20,586	57,166	63,215	105,312

Gross Profit	21,076	30,603	45,013	57,032

Operating expenses
Professional Fees	623	5,269	4,711	12,354
Salaries and related expenses	9,753	7,225	19,405	14,142
Consulting fees paid to related party	-	15,000	-	30,000
Other	8,269	11,598	18,288	20,362
Total operating expenses	18,646	39,092	42,404	76,858

Income (loss) from operations	2,430	(8,489)	2,609	(19,826)

Non-Operating Income (expense):
Interest expense	(2,604)	(2,462)	(5,071)	(4,576)

Loss before income taxes	(174)	(10,951)	(2,462)	(24,402)

Provision for income taxes	-	-	800	800

Net Loss	$(174)	$(10,951)	$(3,262)	$(25,202)

Basic and diluted weighted average number of
common stock outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Month Periods
	Ended September 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,262)	$(25,202)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Decrease (Increase) in accounts receivable	6,386	(25,118)
(Increase) in receivable from related parties	(18,701)	-
Increase (Decrease) in accounts payable & accrued expenses	(655)	22,322
Increase in accounts payable-related parties	977	-
Increase in interest payable	-	5,145
Net cash used in operating activities	(15,255)	(22,853)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in due from affiliates	-	(23,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officers	15,313	15,027
Proceeds from notes payable-related entity	-	30,000
Net cash provided by financing activities	15,313	45,027

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS	58	(1,427)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,001	5,600

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,059	$4,173

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-

Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY(DEFICIT)
(UNAUDITED)

							Total
	Common stock						stockholders'
	Number of		Additional	Subscription	Shares to be	Accumulated	Equity
	shares	Amount	paid in capital	receivable	issued	deficit	deficit
Balance as of March 31,2002	500,000	$10,000	-	-		(66,527)	(56,527)

Shares issued service	500,000	10,000	3,600	-		-	13,600

Net loss for the year	-	-	-	-	-	(94,696)	(94,696)

Balance as of March 31, 2003	1,000,000	20,000	3,600	-	-	(161,223)	(137,623)

Net income for the year						56	56

Balance as of March 31, 2004	1,000,000	$20,000	$3,600	$-	$-	$(161,167)	$(137,567)

Net income for the year						(3,262)	(3,262)

Balance as of September 30, 2004	1,000,000	$20,000	$3,600	$-	$-	$(164,429)	$(140,829)

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

NOTE 2    BASIS OF PRESENTATION AND BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2004, and the results of operations and cash flows for the related interim periods ended September 30, 2004 and 2003. The results of operations for the six months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005, or any other period.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.

In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

NOTE 4    RECLASSIFICATION

Certain prior year balances have been reclassified to conform to the current year’s presentation.

NOTE 5    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $164,429 at September 30, 2004. The Company has net losses of $3,262 and $25,202 for the six months ended September 30, 2004 and 2003, respectively. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 6    STOCKHOLDERS’ DEFICIT

In June 2002, EMC issued 50,000 shares of common stock at par value ($0.02 per share) to consultants as a bonus. The $1,000 is included in consulting and legal expense. In March 2003, EMC issued 450,000 shares of common stock for relief of debt as follows:

	Shares	Value	Price per Share
George Morris	390,000	$10,920	$0.028
Anna Moras	60,000	1,680	0.028

The following is an analysis of activities in the Stockholders' Deficit for the six month period ended September 30, 2004:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.02 par value, 40,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance
Balance at
March 31, 2004	--	$--	1,000,000	$20,000	$3,600	$(161,167)	$(137,567)

Net loss	--	--	--	--	--	(3,262)	(3,262)

Balance at
Sept. 30, 2004	--	$--	1,000,000	$20,000	$3,600	$(164,429))	$(140,829)

NOTE 7    DUE TO OFFICER - CURRENT

The loan is payable to the Company’s President. The loan carry an interest rate of 6 % interest per annum, is unsecured and due on October 1, 2005. The company recorded interest of $ 1,374 for the six month period ending September 30, 2004. The total interest payable on officer’s loan amounted to $3,523 at September 30, 2004 and has been shown as current liability in the accompanying financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8    RELATED COMPANY TRANSACTIONS

Loan payable to Apple Realty, Inc., secured by assets of EMC. Interest shall accrue at 6% per annum, due on October 1, 2005. This loan is in connection with consulting fees provided. Apple Realty, Inc. is owned 100% by the president of the Company.	$109,200

The company recorded interest of $ 3,698 and $ 3,689 for the six month period ending September 30, 2004 and 2003 respectively. The interest payable is included in the accrued expense in the accompanying financial statements.

The Company has a receivable of $73,165 and a payable to 14,475 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $1,950 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc.

Mr. George Morris is the President of EMC. As of September 30, 2004, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc.	52.80%
Electronic Media Central Corporation	56.20%
Morris & Associates, Inc.	66.50%
L & M Media, Inc.	100.00%
Apple Realty, Inc.	100.00%

NOTE 9    CONCENTRATION OF CREDIT RISK

For the six months ended September 30, 2004, revenue from one customer represents 100% of the Company’s total revenue. Accounts receivable outstanding from this customer as of September 30, 2004 is $ 26,876.

For the six months ended September 30, 2004 and 2003, the Company has one vendor who represents 100% of total purchases. Accounts payable outstanding as of September 30, 2004 for this supplier is $ 28,525.

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10    NET (LOSS) PER SHARE

The following is a reconciliation of net (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	For the Six Month Periods
	Ended September 30
	2004	2003

Basic net (loss)	$(3,262)	$(25,202)

Weighted average common shares oustanding	1,000,000	1,000,000

Basic and diluted net (loss) per share	$(0.00)	$(.03)

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended September 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Second Quarter of Fiscal 2005 (September 30, 2004) Compared to Second Quarter of Fiscal 2004 (September 30, 2003)

Sales

Electronic Media Central revenues for Q2 2005 were $41,662, a $46,107 or 53% decrease in revenues from Q2 2004 revenue of $87,769. The decrease in sales was attributable to reduced sales to some of our regular customers.
Cost of Sales

Our cost of sales decreased to $20,586 for Q2 2005 (49% of sales), from $57,166 for Q2 2004 (65% of sales). This decrease in cost of sales is due to fewer sales.
Gross Margin

The company’s gross margin decreased to 49% for Q2 2005 from 65% for Q2 2004. This percentage decrease is attributable to the sale of higher margin products.

Operating Expenses

Operating expenses for Q2 2005 decreased to $18,646 (45% of sales) from $39,092 (45% of sales), for Q2 2004. Salaries expense for Q2 2005 increased to $9,753 from $7,255 for Q2 2004. Consulting fees paid to a related party decreased from $15,000 for Q2 2004 to $0 for Q2 2005. Professional fees decreased from $5,269 for Q2 2004 to $623 for Q2 2005.

Net Income (Loss)

The company had a net loss of $174 in Q2 2005 (less than 1% of sales), as compared with a net loss of $10,951 in Q2 2004 (12% of sales). The cause for the decrease in net loss is discussed in the previous sections.

Balance Sheet Items

Our cash position decreased from $4,173 at September 30, 2003 (Q2 2004) by $3,114 to $1,059 at September 30, 2004 (Q2 2005). Accounts receivable from non-affiliates decreased from $51,928 at September 30, 2003 (Q2 2004) by $25,052 to $26,876 at September 30, 2004 (Q2 2005).

Results of Operations - First Half of Fiscal Year 2005 Compared to First Half of Fiscal Year 2004

Sales

Electronic Media Central revenues for the first half of FY 2005 were $108,228, a $54,116 or 33% decrease in revenues over the first half of FY 2004 of $162,344. The decrease in sales was attributable to reduced sales to some of our regular customers.

Cost of Sales

Our cost of sales decreased to $63,215 for the first half of FY 2005, or 58% of sales, from $105,312 for the first half of FY 2004, or 65% of sales. This decrease in the percentage cost of sales is due to the normal bidding process that can create a variance in gross profit.

Gross Margin

Our gross margin decreased to $45,103 for the first half of FY 2005, or 42% of sales, from $57,032 for the first half of FY 2004, or 35% of sales. This decrease in gross margin is attributable to the normal bidding process that can create a variance in gross profits.

Operating Expenses

Operating expenses for the first half of FY 2005 decreased to $42,404 or 39% of sales, as compared with $76,858 or 47% of sales, for the first half of FY 2004. This $12,019 decrease in operating expenses is primarily due to a reduction of $30,000 in consulting fees paid to a related party.

Net Income (Loss)

We had a net loss of $3,262 in the first half of FY 2005, or 3% of sales, as compared with a net loss of $25,202 in the first half of FY 2004, or 16% of sales. The cause of the decrease in the net loss of $21,940 is due to a reduction of $30,000 in consulting fees paid to a related party.

Financial Conditions

At September 30, 2004 the company had negative working capital of ($50,882), consisting of current assets totaling $27,935 and current liabilities totaling $78,817. Negative working capital at September 30, 2004 increased by $3,656 as compared to the September 30, 2003, negative working capital balance of ($47,226). During the six months ended September 30, 2004, the company had an increase of cash of $58 as compared to a decrease of $1,427 of cash during the six months ended September 30, 2003. The company used $15,255 in net cash in operating activities due primarily to an increase of $18,701 in receivables from a related party during the six months ended September 30, 2003. Cash provided by financing activities of $15,513 was due to $15,313 owed to officers.

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

Item 3.        Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

2	Articles of Incorporation of Electronic Media Central Corporation*

2.1	Bylaws of Electronic Media Central Corporation*

10	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media**

14	Code of Ethics for CEO and Senior Financial Officers+

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

*Previously filed with Form 10-SB; Commission File No. 0-32345 incorporated herein.

**Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-32345 incorporated herein.

***Previously filed with Form 8-K 07-02-03; Commission File No. 0-32345 incorporated herein.

+Previously filed with Form 10-KSB; Commission File No. 0-32345 incorporated herein.

(b)	Forms 8-K

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ELECTRONIC MEDIA CENTRAL

Date: November 22, 2004	By:	/s/ George Morris
George Morris
Chairman and Chief Executive Officer

ELECTRONIC MEDIA CENTRAL CORPORATION

COMMISSION FILE NO. 0-32345

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

*Previously filed with Form 10-SB; Commission File No. 0-32345 incorporated herein.

1

**Previously filed with Amendment No. 2 to Form 10-SB; Commission File No. 0-32345 incorporated herein.

***Previously filed with Form 8-K 07-02-03; Commission File No. 0-32345 incorporated herein.

+Previously filed with Form 10-KSB; Commission File No. 0-32345 incorporated herein.

2