Form 10QSB
period 2004-12-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2005-02-22
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

As of February 14, 2005, there were 1,000,000 shares of the Registrant’s Common Stock, par value $0.02 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

1

2

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
Page

Condensed Balance Sheet (Unaudited) at December 31, 2004	4
Condensed Statements of Operations (Unaudited)
for the Three Months and Nine Months Ended
December 31, 2004 and 2003	5
Condensed Statements of Cash Flows (Unaudited)
for the Nine Months Ended December 31, 2004 and 2003	6
Notes to Unaudited Financial Statements	7

3

ELECTRONIC MEDIA CENTRAL CORPORATION
BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS:
Cash & cash equivalents	$4,922
Accounts receivable, net of allowance for doubtful
accounts of $3,700	53,472
Total current assets	58,394

Due from related parties	80,828

$139,223

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$65,567
Due to related party	15,267
Due to officer	4,384
Total current liabilities	85,219

LONG TERM LIABILITIES:
Notes Payable - related parties	109,200
Due to officer	67,357
Total long term liabilities	176,557

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value;
40,000,000 shares authorized; 1,000,000 shares issued
and outstanding	1,000
Additional paid in capital	22,600
Accumulated deficit	(146,154)
Total stockholders' deficit	(122,554)

$139,223

The accompanying notes are an integral part of these unaudited condensed financial statements
4

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Periods		For the Nine Month Periods
	Ended December 31,		Ended December 31,

	2004	2003	2004	2003

Revenues	$59,723	$84,781	$167,951	$247,125

Cost of revenues	17,432	53,526	80,647	158,838

Gross Profit	42,291	31,255	87,304	88,287

Operating expenses
Professional Fees	2,951	3,244	7,662	15,599
Salaries and related expenses	9,839	8,706	29,244	22,849
Consulting fees paid to related party	-	600	-	30,600
Other	8,473	7,706	26,761	28,066
Total operating expenses	21,263	20,256	63,667	97,114

Income (loss) from operations	21,028	10,999	23,637	(8,827)

Non-Operating Income (expense):
Interest expense	(2,752)	(2,858)	(7,823)	(7,434)
Gain on settlement of debts, related party	-	30,000	-	30,000
Total other income (expense)	(2,752)	27,142	(7,823)	22,566

Income before income taxes	18,275	38,141	15,813	13,739

Provision for income taxes	-	-	800	800

Net income	$18,275	$38,141	$15,013	$12,939

Basic weighted average number of
common stock outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Basic net income per share	$0.02	$0.04	$0.02	$0.01

Diluted weighted average number of
common stock outstanding	1,000,000	1,000,000	1,000,000	1,000,000

Diluted net income per share	$0.02	$0.04	$0.02	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements
5

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Month Periods
	Ended December 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,013	$12,939
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
(Increase) in accounts receivable	(20,210)	(2,512)
(Increase) in due from related parties	(26,364)	-
Increase in accounts payable & accrued expenses	4,092	13,723
Increase in due to related parties	1,769	-
Net cash provided by (used in) operating activities	(25,699)	24,150

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in due from affiliates	-	(42,221)
Net cash used in investing activities	-	(42,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to officers	29,620	14,048
Net cash provided by financing activities	29,620	14,048

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS	3,921	(4,023)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,001	5,600

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,922	$1,577

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-

Taxes paid during the year	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements
6

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

NOTE 2    BASIS OF PRESENTATION AND BUSINESS

The accompanying condensed financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2004, and the results of operations and cash flows for the related interim periods ended December 31, 2004 and 2003. The results of operations for the nine months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ending March 31, 2005, or any other period.

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

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3    CURRENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $146,154 and stockholders’ deficit of $122,554 at December 31, 2004. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 6    STOCKHOLDERS’ DEFICIT

In June 2002, EMC issued 50,000 shares of common stock at par value ($0.02 per share) to consultants as a bonus. The $1,000 is included in consulting and legal expense. In March 2003, EMC issued 450,000 shares of common stock for relief of debt as follows:

	Shares	Value	Price per Share
George Morris	390,000	$10,920	$0.028
Anna Moras	60,000	1,680	0.028

The following is an analysis of activities in the Stockholders' Deficit for the nine month period ended December 31, 2004:

	Preferred Stock		Common Stock
	$.001 par value, 10,000,000		$.02 par value, 40,000,000
	shares authorized		shares authorized		Additional
					Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Balance
Balance at
March 31, 2004	--	$--	1,000,000	$1,000	$22,600	$(161,167)	$(137,567)

Net income	--	--	--	--	--	15,013	15,013

Balance at
Dec. 31, 2004	--	$--	1,000,000	$1,000	$22,600	$(146,154))	$(122,554)

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 7    DUE TO OFFICER - CURRENT

The loan is payable to the Company’s President. The loan carry an interest rate of 6 % interest per annum, is unsecured and due on October 1, 2005. The company recorded interest of $ 2,235 for the nine month period ended December 31, 2004. The total interest payable on officer’s loan amounted to $4,384 at December 31, 2004 and has been shown as current liability in the accompanying financial statements.

NOTE 8    RELATED COMPANY TRANSACTIONS

Loan payable to Apple Realty, Inc., secured by assets of EMC. Interest shall accrue at 6% per annum, due on October 1, 2005. This loan is in connection with consulting fees provided. Apple Realty, Inc. is owned 100% by the president of the Company.	$109,200

The company recorded interest of $ 5,588 and $ 5,914 for the nine month period ended December 31, 2004 and 2003 respectively. The interest payable is included in the accrued expense in the accompanying financial statements.

The Company has a receivable of $80,828 and a payable to 15,267 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company utilizes office space, telephone and utilities provided by L&M Media, Inc. An estimate of the monthly values for office space, telephone and utilities, of $7,800 has been expensed, with an offsetting credit against the accounts payable of L&M Media, Inc.

Mr. George Morris is the President of EMC. As of December 31, 2004, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Internet Infinity, Inc.	52.80%
Electronic Media Central Corporation	56.20%
Morris & Associates, Inc.	66.50%
L & M Media, Inc.	100.00%
Apple Realty, Inc.	100.00%

NOTE 9    CONCENTRATION OF CREDIT RISK

For the nine months ended December 31 2004, revenue from one customer represents 100% of the Company’s total revenue. Accounts receivable outstanding from this customer as of December 31, 2004 is $ 53,472.

ELECTRONIC MEDIA CENTRAL CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the nine months ended December 31, 2004 and 2003, the Company has one vendor who represents 100% of total purchases. Accounts payable outstanding as of December 31, 2004 for this supplier is $ 31,989.

NOTE 10    NET PROFIT PER SHARE

The following is a reconciliation of net profit and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

	For the Nine Month Periods
	Ended December 31,
	2004	2003

Basic net profit	$15,013	$12,939

Weighted average common shares outstanding	1,000,000	1,000,000

Basic and diluted net profit per share	$0.02	$0.01

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended December 31, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.” The discussion includes management’s expectations for the future.

Results of Operations - Third Quarter of Fiscal 2005 (December 31, 2004) Compared to Third Quarter of Fiscal 2004 (December 31, 2003)

Sales

Electronic Media Central revenues for Q3 2005 were $59,723, a $25,058 or 30% decrease in revenues from Q3 2004 revenue of $84,781. The decrease in sales was attributable to increased competition with lower prices on some services.

Cost of Sales

Our cost of sales decreased to $17,432 for Q3 2005 (29% of sales), from $53,526 for Q3 2004 (63% of sales). This decrease in cost of sales is due to higher margin bids to customers wanting more specialized services.

Gross Margin

The company’s gross margin increased to 71% for Q3 2005 from 37% for Q3 2004. This percentage increase is attributable to lower cost of sales.

Operating Expenses

Operating expenses for Q3 2005 increased to $21,263 (36% of sales) from $20,256 (24% of sales), for Q3 2004. Salaries expense for Q3 2005 increased to $9,839 from $8,706 for Q3 2004. Professional fees decreased from $3,244 for Q3 2004 to $2,951 for Q3 2005.

Net Income (Loss)

The company had net income of $18,275 in Q3 2005 (31% of sales), as compared with net income of $10,999 in Q3 2004 (13% of sales). The cause for the increase in net income is discussed in the previous sections.

Balance Sheet Items

Our cash position increased from $1,577 at December 31, 2003 (Q3 2004) by $3,345 to $4,922 at December 31, 2004 (Q3 2005). Accounts receivable from non-affiliates decreased from $29,322 at December 31, 2003 (Q3 2004) by $24,150 to $53,472 at December 31, 2004 (Q3 2005).

Results of Operations - First Nine Months of Fiscal Year 2005 Compared to First Nine Months of Fiscal Year 2004

Sales

Electronic Media Central revenues for the first nine months of FY 2005 were $167,951, a $79,174 or 32% decrease in revenues over the first nine months of FY 2004 of $247,125. The decrease in sales was attributable to increased competition with lower prices on some services.

Cost of Sales

Our cost of sales decreased to $80,647 for the first nine months of FY 2005, or 48% of sales, from $158,838 for the first nine months of FY 2004, or 64% of sales. This decrease in the percentage cost of sales is due to higher margin bids to customers wanting more specialized services.

Gross Margin

Our gross margin decreased to $87,304 for the first nine months of FY 2005, or 52% of sales, from $88,287 for the first nine months of FY 2004, or 36% of sales. This increase in the percentage of gross margin is attributable to lower cost of sales.

Operating Expenses

Operating expenses for the first nine months of FY 2005 decreased to $63,667 or 38% of sales, as compared with $97,114 or 40% of sales, for the first nine months of FY 2004. This $33,447 decrease in operating expenses is primarily due to a reduction of $30,600 in consulting fees paid to a related party.

Net Income (Loss)

We had net income of $15,013 in the first nine months of FY 2005, or 9% of sales, as compared with net income of $12,939 in the first nine months of FY 2004, or 5% of sales. The cause of the increase in net income is due to higher margin bids on selected orders.

Financial Conditions

At December 31, 2004 the company had negative working capital of ($26,825), consisting of current assets totaling $58,394 and current liabilities totaling $85,219. Negative working capital at December 31, 2004 decreased by $30,880 as compared to the December 31, 2003, negative working capital balance of ($57,705). During the nine months ended December 31, 2004, the company had an increase of cash of $3,345 to $4,922 as compared to $1,577 of cash during the nine months ended December 31, 2003. The company used $25,699 in net cash in operating activities due primarily to an increase of $26,364 in receivables from a related party during the nine months ended December 31, 2003. Cash provided by financing activities of $29,620 was due to this amount being owed to officers.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guarantee contract,
●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
●	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
●
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

ELECTRONIC MEDIA CENTRAL CORPORATION.

Date: February 16, 2005	By:	/s/ George Morris
George Morris
Chairman and Chief Executive Officer

ELECTRONIC MEDIA CENTRAL CORPORATION

COMMISSION FILE NO. 0-32345

INDEX TO EXHIBITS

FORM 10-QSB
FOR THE QUARTER ENDED DECEMBER 31, 2004

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