Form 10KSB
period 2005-03-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2005-06-30
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                      ELECTRONIC MEDIA CENTRAL CORPORATION
             (Exact name of registrant as specified in its charter)

  California                           0-32345                       33-0795854
--------------                 ------------------------            -------------
  (state of                    (Commission File Number)            (IRS Employer
incorporation)                                                      I.D. Number)


                                413 Avenue G, #1
                             Redondo Beach, CA 90277
                                 (310) 318-2244
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $0.02 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $235,652

State the aggregate market value of the 1,000,000 voting and non-voting common equity held by non-affiliates computed by reference to the $0.15 average bid and asked price of such common equity, as of June 27, 2005: $150,000.

As of June 27, 2005, there were 1,000,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business   ........................................... 1
         Business Development      ........................................... 1
         Business of the Company   ........................................... 1
         Suppliers and Sub-Contractors ....................................... 2
         Distribution Methods      ........................................... 2
         Competition               ........................................... 2
         Advertising and Promotion ........................................... 3
         Dependence on Major Customers, Management and Suppliers ............. 3
         Patents, Trademarks and Licenses .................................... 3
         Government Approval and Regulations ................................. 3
         Research and Development  ........................................... 4
         Cost of Compliance with Environmental Laws .......................... 4
         Seasonality               ........................................... 4
         Employees                 ........................................... 4

Item 2   Description of Property   ........................................... 4

Item 3   Legal Proceedings         ........................................... 4

Item 4   Submission of Matters to a Vote of Security Holders ................. 4

Item 5   Market for Common Equity and Related Stockholder Matters ............ 5

Item 6   Management's Discussion and Analysis ................................ 6
         Results of Operations     ........................................... 6
         Sales                     ........................................... 6
         Gross Margin              ........................................... 6
         Selling, General and Administrative Expenses ........................ 6
         Net Profit (Loss)         ........................................... 6
         Balance Sheet Items       ........................................... 7
         Outlook                   ........................................... 7
         Off-Balance Sheet Arrangements ...................................... 8
         Contractual obligations   ........................................... 8

Item 7   Financial Statements      ........................................... 9

Item 8   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure ........................................ 23

Item 8A  and Procedures            .......................................... 23

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ............... 24
         Compliance with Section 16(a) of the Exchange Act .................. 25
         Audit Committee and Audit Committee Financial Expert ............... 25
         Code of Ethics            .......................................... 25

Item 10  Executive Compensation    .......................................... 26
         Stock Options             .......................................... 26
         Employment Contracts      .......................................... 26

Item 11  Security Ownership of Certain Beneficial Owners
            and Management         .......................................... 27

Item 12  Certain Relationships and Related Transactions ..................... 28

Item 13  Exhibits                  .......................................... 29

Item 14  Principal Accountant Fees and Services ............................. 30

Signatures                         .......................................... 31

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.
---------------------

         Electronic Media Central Corporation was incorporated on March 12, 1998 in the State of California. We commenced sales distribution operations in late 1996 first as a division of Internet Infinity, Inc. and then on April 1, 1998 as a 100% wholly owned subsidiary of Internet Infinity, Inc. Internet Infinity, Inc. supplied us with management support to launch our sales distribution activities. No funds have been raised for us since our inception; all operations have been funded from our sales revenue and through officer loans to the Company from George Morris, our chairman. We conduct our business from our sales headquarters office in Redondo Beach, California. We first had revenues from operations in 1996 as a division and in 1998 as a corporate subsidiary of Internet Infinity, Inc.

         On September 28, 2001, all 500,000 shares of Electronic Media Central Corporation common stock held by Internet Infinity, Inc., were distributed to the Internet Infinity shareholders of record as of September 18, 2001.

         Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC. In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years had been 51% owned by George Paul Morris, our chief executive officer, the controlling shareholder of both Internet Infinity, Inc. and our company. L&M Media was supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation through March 31, 2002. All products and services are now provided by Pac Max Corporation of Brea California, an independent supplier. Although we did not grant an exclusive supplier relationship to Pac Max Corporation, it is advantageous to our company at this time to source all products and services through Pac Max Corporation. Pac Max Corporation provides our company sales office space, office staff, telephone and utilities for $2,700 per month as of May 1, 2004200.

Business of the Company
-----------------------

         Electronic Media Central distributes electronic media duplication services.

Products
--------

         We have two principal products and services:

         o        electronic media duplication services for -

                  o        compact disks ("CD"), and

                  o        digital video disk ("DVD").

         Our company's sales of electronic media duplication services are primarily the duplication of a customer's pre-recorded video programs. The
customer's   programs  are  principally   used  for  education,   promotion  and
documentation of the customer's products or services. Our company provides services to create multiple copies of a customer's material on compact Disks "CD" and DVD formats. The main target markets for our services are business, religious, government and other non-profit organizations. Our company does not provide services to the adult entertainment industry.

         We charge a customer for electronic media duplication services by quoting a price per piece duplicated to the customer. The price is based on the number of pieces duplicated, the length of the customer's program and the specific requirements. The greater the number of pieces a customer orders at one time, the lower the price per piece. A longer customer program will cost more per piece.

Suppliers and Sub-Contractors
-----------------------------

         Our duplication services orders are manufactured and fulfilled through Pac Max Corporation In addition to the $2,700 per month we pay Pac Max Corporation for rent, office staff, telephone and utilities, we are responsible for sales force compensation of one sales person at $3,000 per month plus incentives. In addition, we pay George Morris, Chairman and the controlling shareholder of our company, $200 per month salary for sales and marketing consulting.

Distribution Methods
--------------------

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

         There are many local/regional video duplicators and CD/DVD replicators in the Los Angeles, Orange County, and San Diego, California area. No sales numbers or other capacity information is available for these private companies.

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

Advertising and Promotion
-------------------------

         Our advertising and promotion is primarily electronic-media focused. We engage in telephone and fax campaigns to prospect for new customers in the electronic duplication business. In addition, we use direct mail to prospect for new customers.

Dependence on Major Customers, Management and Suppliers
-------------------------------------------------------

         For each of fiscal years 2004 and 2005, revenues from one customer accounted for 93% of our total revenues. The loss of such customer would have a materially adverse effect on our company.

         Dependence on Management
         ------------------------

         We are dependent on the continued employment of Roger Casas our chief executive officer and a director. This dependence will continue until the company hires another chief executive officer and additional management.
However, we are not planning for and cannot guarantee when or if such replacement management can be found.

         Dependence on Supplier
         ----------------------

         We are dependent on Pac Max Corporation as the sole supplier of all services and products we resell and distribute but we are not contractually prohibited from shopping for better relationships.

         Conflict of Interest
         --------------------

         There is no conflict of interest with the dependence of our company on Pac Max Corporation. It is an independent supplier and the relationship can be terminated or modified at any time.

Patents, Trademarks and Licenses
--------------------------------

         We have no proprietary patents, trademarks or licenses.

Government Approval and Regulations
-----------------------------------

         We need no governmental approval for the design and marketing of our electronic media. We are not aware of any proposed governmental regulations that would affect our operations.

Research and Development
------------------------

         We have not budgeted any amount for research and development in the fiscal year ended 2005.

Cost of Compliance with Environmental Laws
------------------------------------------

         There are no environmental laws that impact any of our operations.

Seasonality
-----------

         Our sales are almost evenly distributed across the year, but there are slight variations, with the fall and winter exceeding the spring and summer seasons for a variety of factors including vacation, school and holiday cycles.

Employees
---------

         We employ one full-time sales representative who also handles limited clerical duties along with our supplier Pac Max.

New Products and Services
-------------------------

         We are in the process of researching a new sales strategy for the sales of Digital Video Disks ("DVD"). It is too early in the research process for us to forecast any level of success in the sales of these digital products at this time. However, with our current research, we see the increase of DVD uses by business customers. However, expected competition and market unknowns may not permit the company to succeed in the DVD duplication market.

ITEM 2.  PROPERTY.

         George Morris, chairman of our company, provides approximately 100 square feet of office space in Redondo Beach, California at no charge. Our sales office with clerical staff, rent, telephone and utilities is provided by our supplier, Pac Max Corporation at $2,700 per month commencing May 1, 2004. There is a large amount of office space available for less than $2.00 a square foot within three miles of the existing office. Electronic Media Central reserves the right to move from Pac Max at any time.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders of our company during 2005 through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information. Electronic Media's common stock is quoted on the Electronic OTC Bulletin Board and there is a very limited market for the shares of Electronic Media at this time. Its symbol is "EMCC." The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for FY 2004 and 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            High                       Low
                                            ----                       ---
         2004
         ----
                  1st Qtr                   0.04                       0
                  2nd Qtr                   0                          0
                  3rd Qtr                   0                          0
                  4th Qtr                   0.1                        0

         2005
         ----
                  1st Qtr                   0.1                        0.1
                  2nd Qtr                   0.1                        0.1
                  3rd Qtr                   0.1                        0.1
                  4th Qtr                   0.1                        0.1

         On  June  27,  2005  there  were  1,000,000   shares  of  common  stock
outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

         Holders. On June 27, 2005 there were 43 shareholders of our stock in the shareholder's name with our transfer agent. Some 106,785 shares of common stock are held in brokerage accounts under the record name of "Cede & Co."

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Results of Operations

         The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2005 and March 31, 2004.

                                                             Year Ended 03-31
                                                            2005         2004

Sales                                                        100.0%       100.0%
Cost of sales                                                 52.0         63.9
                                                          --------     --------
Gross margin                                                  48.0         36.1
Selling, general and administrative expenses                  78.0         42.0
                                                          --------     --------
Net income (loss) before income taxes                        (34.6)         0.3

Sales
-----

         Sales decreased $90,248 from $325,900 in the fiscal year ended March 31, 2004 to $235,652 in the fiscal year ended March 31, 2005, a decrease of 27.7 percent. The decrease in sales was attributable primarily to a decrease in purchases by existing customers caused by increased competition.

Gross Margin
------------

         Gross margin was higher at 48.0 percent of sales for the fiscal year ended March 31, 2005 versus 36.1 percent for the fiscal year ended March 31, 2004 due to the relationship with Pac Max and higher price bids on our jobs. Gross Margin was $113,041 in fiscal year 2005 and $117,637 in fiscal year 2004.

Selling, General and Administrative Expense
-------------------------------------------

         Selling, general and administrative expenses increased by $46,834 from $136,911, or 42.0 percent of sales in fiscal year 2004 to $183,745, or 78.0 percent of sales in fiscal year 2005, a total expense increase of 34.2 percent measured against a 27.7 percent decrease in sales. Bad debts increased by $89,571 from $855 in the fiscal year 2004 to $90,426 in the fiscal year 2005 as the result of our company write off of a balance due from Internet Infinity, Inc., a company related through common shareholders and officers. Professional fees including legal and accounting decreased from $25,847 to $19,827 primarily due to more professional work completed by our chairman. Salaries and related expenses increased from $31,500 to $39,155. Consulting fees and related expenses decreased to zero from $40,600 with a reduction in consulting by Apple Realty Inc., 100-percent owned by George Morris.

Net Profit (Loss)
-----------------

         We had a net loss, after interest expense and a loss on settlement of bad debt write-off from a related company and a provision for income taxes, in the fiscal year ended March 31, 2005, of $82,322, or a $0.08 diluted net loss per share of our common stock. In the fiscal year ended March 31, 2004, we had a net gain from operations, after a provision for income taxes, of $56, or $0.00 a share of common stock.

Balance Sheet Items
-------------------

         The net loss for the fiscal year ended March 31, 2005, of $82,322 increased the accumulated deficit from $161,167 on March 31, 2004, to a deficit of $243,489on March 31, 2005. Our cash position increased $5,765 from $1,100 for the fiscal year ended March 31, 2004, to $6,865 for the fiscal year ended March 31, 2005. Accounts receivable from non-affiliates, net of allowance for doubtful accounts, increased from $33,262 at the end of fiscal year 2004 to $62,045 at the end of fiscal year 2005.

         Outlook
         -------

         The statements made in this Outlook are based on current plans and expectations. These statements are forward-looking, and actual results may vary considerably from those that are planned.

         We have been able to stay in operation only (1) with the services provided by Pac Max, an independent supplier of electronic media duplication services, and (2) from the cash flow generated by Electronic Media Central from the sale of electronic media duplication services. Also, George Morris personally advanced funds to Electronic Media Central when needed. George Morris also acquired Video Magnetics, an insolvent electronic media duplication company with his personal cash and proceeded to turn around the situation for the benefit of Electronic Media Central by providing services to sell.

         Electronic Media Central management believes that we will generate sufficient cash flow to support operations during the twelve months to end March 31, 2006. Sales and expenses should continue to decline with the supplier Pac-Max, and Electronic Media Central should generate a net profit and positive cash flow from operations.

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

Off-Balance Sheet Arrangements

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

         o        an obligation under a guarantee contract,
         o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
         o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
         o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

Contractual obligations

         The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

--------------------------------------------------------------------------------
                             Payments Due-by Period
--------------------------------------------------------------------------------
        Contractual               Less Than                            More Than
        Obligations       Total    1 Year     1-3 Years   3-5 Years     5 Years
------------------------ ------- ------------ ---------- ----------- -----------
Long-Term Debt
Obligations               None
------------------------ ------- ------------ ---------- ----------- -----------
Capital Lease
Obligations               None
------------------------ ------- ------------ ---------- ----------- -----------
Operating Lease
Obligations               None
------------------------ ------- ------------ ---------- ----------- -----------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                      None
------------------------ ------- ------------ ---------- ----------- -----------
------------------------ ------- ------------ ---------- ----------- -----------
Total                     None
------------------------ ------- ------------ ---------- ----------- -----------

         Our future results of operations and the other forward-looking statements contained in this Offering Circular, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties. In addition to the factors discussed above, among the other factors that could cause actual results to differ materially are the following: the loss of any of several key personnel; a judgment against us in the litigation with Banco PanAmericano; delays in bringing to market our live-tissue bonding technology.

ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page
                                                                            ----

         Independent Auditors Report                                        10
         Balance Sheet March 31, 2005 and 2004                              11
         Statement of Operations Year Ended March 31,
                  2005 and 2004                                             12
         Statement of Cash Flows Year Ended March 31,
                  2005 and 2004                                             13
         Statement of Changes in Stockholders' Equity from
                  January 1, 2000 to March 31, 2005                         14
         Notes to Financial Statements                                      15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Stockholders and Board of Directors
Electronic Media Central Corporation

We have audited the accompanying balance sheet of Electronic Media Central Corporation, a California Corporation (the "Company") as of March 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Media Central Corporation as of March 31, 2005 and the results of its operations and its cash flows for the year ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Huntington Beach, California
June 6, 2005

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash & cash equivalents                                      $   6,865
         Accounts receivable, net of allowance for doubtful
               accounts of $3,700                                        62,045
                                                                      ---------
                   Total current assets                               $  68,910
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable & accrued expenses                          $  77,724
         Notes payable - related parties                                109,200
         Due to related party                                            29,057
         Due to officer                                                  72,818
                                                                      ---------
                   Total current liabilities                            288,799
                                                                      ---------

STOCKHOLDERS' DEFICIT
         Common stock, $0.02 par value;
         40,000,000 shares authorized; 1,000,000  shares issued
          and outstanding at March 31, 2005                              20,000
         Additional paid in capital                                       3,600
         Accumulated deficit                                           (243,489)
                                                                      ---------
                   Total stockholders' deficit                         (219,889)
                                                                      ---------
                                                                      $  68,910
                                                                      =========

   The accompanying notes are an integral part of these financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                       For the Years Ended March 31,
                                                           2005             2004
                                                      -------------    -------------
Revenues                                              $     235,652    $     325,900

Cost of revenues                                            122,611          208,263

                                                      -------------    -------------
         Gross profit                                       113,041          117,637

Operating expenses
         Professional fees                                   19,827           25,847
         Salaries and related expenses                       39,155           31,500
         Consulting fees paid to related party                 --             40,600
         Bad debts                                           90,426              855
         Other                                               34,337           38,109
                                                      -------------    -------------
                  Total operating expenses                  183,745          136,911

                                                      -------------    -------------
Loss from operations                                        (70,704)         (19,274)

Non-operating income (expense):
         Interest expense                                   (10,818)          (9,870)
         Gain on settlement of debts, related party            --             30,000
                                                      -------------    -------------
                  Total other income (expense)              (10,818)          20,130

                                                      -------------    -------------
Profit before income taxes                                  (81,522)             856

Provision for income taxes                                      800              800

                                                      -------------    -------------
Net profit (loss)                                     $     (82,322)   $          56
                                                      =============    =============
Basic weighted average number of
    common stock outstanding                              1,000,000        1,000,000
                                                      =============    =============
Basic net profit (loss) per share                     $       (0.08)   $        0.00
                                                      =============    =============
Diluted weighted average number of
    common stock outstanding                              1,000,000        1,000,000
                                                      =============    =============
Diluted net profit (loss) per share                   $       (0.08)   $        0.00
                                                      =============    =============

   The accompanying notes are an integral part of these financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                      Common stock                                       Total
                               ----------------------------     Additional
                                 Number of                        paid in      Accumulated    stockholders'
                                  shares          Amount          capital        deficit        deficit
                               ------------    ------------    ------------   ------------    ------------
Balance as of March 31, 2003      1,000,000    $     20,000    $      3,600   $   (161,223)   $   (137,623)

Net income for the year                                                                 56              56
                               ------------    ------------    ------------   ------------    ------------
Balance as of March 31, 2004      1,000,000          20,000           3,600       (161,167)       (137,567)

Net income for the year                                                            (82,322)        (82,322)
                               ------------    ------------    ------------   ------------    ------------
Balance as of March 31, 2005      1,000,000    $     20,000    $      3,600   $   (243,489)   $   (219,889)
                               ============    ============    ============   ============    ============

















   The accompanying notes are an integral part of these financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                                    2005        2004
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                              $(82,322)   $     56
          Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
                   Write-down of asset-related party receivable                     90,426        --
                   Increase in accounts receivable                                 (28,783)     (6,452)
                   Increase in accounts payable                                     16,250      26,963
                                                                                  --------    --------
          Net cash provided by (used in) operating activities                       (4,429)     20,567
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                   Proceeds from loans from officers                                30,696      15,800
                   Increase in due from affiliates                                 (20,403)    (40,966)
                                                                                  --------    --------
          Net cash used in financing activities                                     10,293     (25,166)
                                                                                  --------    --------

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS                                  5,864      (4,599)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                           1,001       5,600
                                                                                  --------    --------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                           $  6,865    $  1,001
                                                                                  ========    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year                                                     $   --      $   --
                                                                                  ========    ========

Taxes paid during the year                                                            --           800
                                                                                  ========    ========



   The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1          ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc.). The Company is engaged in providing services for duplication, replication and packaging of DVDs and CDs.

On August 31, 2001, the directors of III approved a distribution to its stockholders, pro rata, of 500,000 shares of common stock of EMC, which was a wholly owned subsidiary of III. The exchange was on a pro-rata basis of .048 shares of EMC's stock for each share of III's common stock. EMC is a California Corporation, whose common stock is registered with the Securities and Exchange Commission (SEC) under Section 12(g) of the Exchange Act.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $3,700 at March 31, 2005.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



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

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

                Accounts payable                  $  34,021
                Accrued state tax                       800
                Accrued interest                     20,638
                Accrued accounting                    9,500
                Accrued other                        12,765
                                                  ---------
                                                  $  77,724
                                                  =========

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended March 31, 2005, such differences were insignificant.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Fair value of financial instruments

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Segment reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

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

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123 (Revised) requires compensation costs related to share-based

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair-value-based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

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

NOTE 3          UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $243,489 at March 31, 2005 and its total liabilities exceed its total assets by $219,889. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders' investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 4          STOCKHOLDERS' EQUITY (DEFICIT)

The company has no stock issuance for the year ended March 31, 2005 and 2004.

NOTE 5          DUE TO OFFICER

The payable is to George Morris, the Company's Chairman. The loan amounting $72,818 at March 31, 2005, carries an interest rate of 6% per annum, is unsecured and due on October 1, 2005. The company recorded interest of $3,311 for the year ended March 31, 2005. The total interest payable on officer's loan amounted to $5,460 at March 31, 2005 and has been shown as a current liability in the accompanying financial statements.

NOTE 6          RELATED COMPANY TRANSACTIONS

Loan payable to Apple Realty, Inc., secured by assets of
   EMC.  Interest shall accrue at 6% per annum,  due and
   payable upon demand.  This loan is in connection with
   consulting  fees  provided  in  prior  years.   Apple
   Realty,  Inc. is owned 100% by George Morris. For the
   year ended March 31, 2005,  no  consulting  fees were
   paid to Apple Realty, Inc.                                    $       109,200
                                                                 ===============

The company recorded interest of $7,507 and $7,721 for the year ended March 31, 2005 and 2004 respectively. The interest payable is included in the accrued expense in the accompanying financial statements.

The Company has a payable of $29,057 to Morris & Associates, Inc., a party related through a common shareholder and officer of the Company. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The Company wrote off a balance due from a party related through a common shareholder and officer of the Company amounting $90,426 during the year ended March 31, 2005. The balance due from related party was $0 and $54,464 as of March 31, 2005 and 2004, respectively.

The Company has a purchase of $5,270 and $1,622 from Internet Infinity, Inc., a party related through a common shareholder and officer of the Company, for the year ended March 31, 2005 and 2004, respectively.

George Morris is the chairman of EMC. As of March 31, 2005, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

    Electronic Media Central Corporation (the Company)                    77.60%
    Internet Infinity, Inc.                                               77.10%
    Morris & Associates, Inc.                                             71.30%
    Apple Realty, Inc.                                                   100.00%

NOTE 7          CONCENTRATION OF CREDIT RISK

For the fiscal year ended March 31, 2005, revenue from one customer represents 93% of the Company's total revenue. For the fiscal year ended March 31, 2004, revenue from one customer represented 93% of the Company's total revenue. Accounts receivable balance outstanding from this customer as of March 31, 2005 was $35,496.

For the fiscal year ended March 31, 2005 and March 31, 2004, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of March 31, 2005 for this supplier was $34,021.

NOTE 8          PROVISION FOR INCOME TAXES

The components of the (provision) for income taxes are as follow:

                                                          2005          2004
                                                       ----------    ----------

    Current (Provision):
      Federal                                          $   33,329    $      (22)
      State                                                  (800)         (800)
                                                       ----------    ----------

                                                           32,529          (822)
                                                       ----------    ----------

    Deferred (Provision):
      Federal                                              33,329           (22)
      State                                                  --            --
                                                       ----------    ----------

                                                           33,329           (22)
                                                       ----------    ----------

             Total (Provision) for Income Taxes        $     (800)   $     (800)
                                                       ==========    ==========

The Company has federal and state net operating losses of approximately $234,622 which expire through 2025.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9          NET INCOME (LOSS) PER SHARE

The following is a reconciliation of net income and weighted average common shares outstanding for purposes of calculating basic and diluted net income per share:

                                                         2005           2004
                                                     -----------    -----------

Net income (loss)                                    $   (82,322)   $        56
                                                     ===========    ===========

Basic & diluted Weighted average common shares         1,000,000      1,000,000
                                                     -----------    -----------

Basic and diluted net income (loss) per share        $     (0.08)   $      0.00
                                                     ===========    ===========

The Company does not have any stock options outstanding at March 31, 2005.

NOTE 10         DEFERRED INCOME TAXES

The net deferred tax amounts included in the accompanying balance sheet include the following amounts of deferred tax assets and liabilities:

Deferred tax asset - non-current                                    $    94,516
Deferred tax liability - non-current                                       --
Less valuation allowance                                                (94,516)
                                                                    -----------

      Net Deferred Tax Asset - Non-Current                          $      --
                                                                    ===========


The deferred tax asset resulted from a net operating loss carryforward for federal and state income tax purposes of approximately $234,622.

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax asset, which may not be realized. For the year ended March 31, 2005, there was no significant change in valuation allowance.

NOTE 11         BAD DEBTS EXPENSE

Bad debts expense, from related parties, consists of the following:

                                                                   2005        2004
                                                                ---------   ---------
Write-off of receivable from Pac Max                            $       0   $     855
                                                                ---------   ---------
Write-off of due from Internet Infinity, Inc. (related party)      90,426           0
                                                                ---------   ---------

      Total Bad Debts Expense                                   $  90,426   $     855
                                                                =========   =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 2, 2003 Caldwell, Becker, Dervin, Petrick & Co., L.L.P., the principal independent accountants of Electronic Media Central Corporation, resigned.

         The report of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Electronic Media for each of its fiscal years ended March 31, 2003 and 2002 contained no adverse opinions or disclaimers of opinion, and were not otherwise modified as to audit scope, or accounting principles. The reports of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. on the financial statements of Electronic Media for each of the past two years ended March 31, 2003 and 2002 did, however, contain explanatory paragraphs describing an uncertainty about Electronic Media's ability to continue as a going concern.

         During the past two years and all interim periods prior to July 2, 2003 there were no disagreements between Electronic Media and Caldwell, Becker, Dervin, Petrick & Co., L.L.P., whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Caldwell, Becker's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such periods.

         During the fiscal years ended March 31, 2003 and 2002 and all subsequent interim periods and to July 2, 2003, the date of resignation, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         On July 9, 2003, Electronic Media engaged Kabani & Company, Inc., as its new principal accountant to audit its consolidated financial statements. Electronic Media has not consulted with Kabani & Company, Inc. on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on Electronic Media's financial statements, or the subject matter of a disagreement on reportable events with the former auditor (as described in Regulation 5-K Item 304(a)(2)).

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

Person                   Positions and Officers                     Since    Expires
------                   ----------------------                     -----    -------
George Morris, 66        Chairman of the Board of Directors and     1996     2006
                         Chief Financial Officer
Roger Casas, 56          Director                                   1999     2006
                         President/CEO                              2005
Shirlene Bradshaw, 66    Director,                                  1999     2006
                         Business Manager

         GEORGE MORRIS, Ph.D. Dr. Morris has been the Chairman of the Board of Directors, principal shareholder, Chief Financial Officer and Secretary of Electronic Media Central since Electronic Media Central was incorporated March 12, 1998. George Morris has also been the Chairman and Vice President of Internet Infinity, Inc., the parent company and owner of 100% of Electronic Media Central shares. George is also the President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987. He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Electronic Media Central and its affiliates. Morris has produced over 20 computer-training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Electronic Media Central and its affiliate distribution and supplier agreements. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Electronic Media Central and its Affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 -
1999). During this period Dr. Morris served a Department Chairman for the Management and Marketing Departments. Morris has since retired from teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education. He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

         ROGER CASAS. Mr. Casas has been a Director of our company since 1998. He currently is our President and Chief Executive Officer. Roger has managed production, personnel, helped coordinate marketing efforts and managed packaging, printing and shipping on a daily basis. Prior to joining Internet Infinity, Mr. Casas was a computer software marketing manager at More Media and a Financial Consultant for Stonehill Financial in Bel Air, California from 1986 to 1987 an Account Executive for Shearson Lehman Brothers in Rolling Hills, California from 1984 to 1986 and Dean Witter Reynolds in Torrance, California, and the owner and operator of the Hillside restaurant in Torrance, California. Mr. Casas earned a Bachelor of Science in Business Administration, from Ashland University in Ashland, Oregon, along with a Bachelor of Art in Marketing and Psychology. Mr. Casas holds Series 22 and 7 licenses with the National Association of Securities Dealers, Inc. and is a registered representative with Morris Financial.

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

         Compliance with Section 16(a) of the Securities Exchange Act.
         -------------------------------------------------------------

         Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

                                                                 No. of Failures
                                     No. of Transactions            to File a
Name         No. of Late Reports     Not Timely Reported         Required Report
----         -------------------     -------------------         ---------------
None                  0                      0                          0

Audit Committee and Audit Committee Financial Expert

         Our directors serve as our audit committee. There is no audit committee financial expert. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

         We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB annual report for the fiscal year ended March 31, 2004.


ITEM 10. EXECUTIVE COMPENSATION.

         No executive officer of the company has received total  compensation in any of the last three years that  exceeds  $100,000.  The table below sets forth all  compensation  awarded  to,  earned  by,  or paid by the  affiliate  company
Internet  Infinity,  Inc.  to George  Morris,  the  chairman  of the  company as
officers  of  both  Internet   Infinity,   Inc.  and  Electronic  Media  Central
Corporation, during the last three fiscal years.

------ -------- -------------------------------- --------------------------- -----------------------
                     Annual Compensation                   Awards                    Payout
------ -------- -------------------------------- --------------------------- -----------------------
                                                                Securities
                                                                Underlying
                                  Other Annual   Restricted     Options/     LTIP      All Other
Year   Name     Salary    Bonus   Compensation   Stock Awards   SARS(#)      Payouts   Compensation
------ -------- --------- ------- -------------- -------------- ------------ --------- -------------
2005   Morris   $2,400    0       0              0              0            0         (1)
------ -------- --------- ------- -------------- -------------- ------------ --------- -------------
2004   Morris   $2,400    0       0              0              0            0         (1)
------ -------- --------- ------- -------------- -------------- ------------ --------- -------------
2003   Morris   $2,400    0       0              0              0            0         (1)
------ -------- --------- ------- -------------- -------------- ------------ --------- -------------

         In a related party transaction, the Morris Group, dba of Apple Realty, Inc., accrued $10,600 in consulting fees for the fiscal year ended March 31, 2004. No consulting fees were paid or accrued for the fiscal year ended March 31, 2005. George Morris is the president and owns 100% of Apple Realty, Inc./dba Morris Group and is the chairman of Electronic Media Central Corporation, our chief financial officer and a director, and is the controlling shareholder of Electronic Media Central Corporation

         The Morris Group is helping Electronic Media Central Corporation's business development by helping the company develop and implement as strategy for possible merger and acquisition activity by Electronic Media Central Corporation Apple Realty, Inc., holds a real estate business broker license.

         Stock Options.
         --------------

         During the last three fiscal years, there have been no stock options granted by Electronic Media Central.

         Employment Contracts.
         ---------------------

         We have no employment contracts.

         Directors of the company receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of June 27, 2005, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                                                Percent of
                                              Number           Outstanding
Name and Address                            of Shares            Shares
-----------------------------               ---------          -----------

Hollywood Riviera Studios (1)                 49,655               4.97
413 Avenue G, #1
Redondo Beach, CA  90277

George Morris, Chairman/CFO (2)              775,999               77.6
413 Avenue G, #1
Redondo Beach, CA  90277

L&M Media, Inc. (1)
413 Avenue G, #1
Redondo Beach, Ca 90277                      217,714              21.77

Roger Casas, Vice President                    1,786                (3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director                    1,714                (3)
1900 W. Artesia #38
Gardena, Ca 90745

Officers and Directors
as a group (3 persons)                       779,499              77.95
------------------------

(1) The shares owned of record by Hollywood Riviera Studios and L&M Media, Inc. are under the control of George Morris.

(2) Mr. Morris owns of record 508,630 shares but is attributed the shares owned by Hollywood Riviera Studios and L&M Media, Inc., which are under his control.

(3)      Less than 1 percent.

Changes in Control

         There are no arrangements which may result in a change in control of the company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There have been no transactions during the past two years, or proposed transactions, to which our company was or is to be a party, in which any director, executive officer, nominee for election as a director, a holder of more than five percent of our voting stock or any member of their immediate family had or is to have a direct or indirect material interest.

         Our company is under the control of George Morris, who beneficially owns 77.6 percent of all outstanding stock of Electronic Media Central Corporation.

         The basis of his control is set forth in the following table:

         1.       George Morris

                  a. He directly owns 50.86 percent of Electronic Media Central Corporation

                  b.       He owns 100 percent of Hollywood Riviera Studios

                           i. It owns 4.97 percent of Electronic Media Central Corporation

                  c.       He owns 100 percent of L&M Media, Inc.

                           i. It owns 21.77 percent of Electronic Media Central Corporation.

Electronic Media Central Corporation and Pac Max Corporation Operating Structure
--------------------------------------------------------------------------------

         We buy all of our duplication products and services from an independent supplier, Pac Max Corporation.

         Electronic Media Central Corporation takes title to the products it purchases from Pac Max Corporation. This distributor model for taking title and selling as an independent distributor is planned for other, future business arrangements.

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

ITEM 13. EXHIBITS.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

                  Fiscal Year ended March 31, 2005            $15,500
                  Fiscal Year ended March 31, 2004            $11,500

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended March 31, 2005            $-0-
                  Fiscal Year ended March 31, 2004            $-0-

         Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELECTRONIC MEDIA CENTRAL
                                        CORPORATION



Date:  June 28, 2005                    By  /s/ Roger Casas
                                          --------------------------------------
                                          Roger Casas, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  June 28, 2005                       /s/ George Morris
                                          --------------------------------------
                                          George Morris, Chief Financial Officer
                                          and Director



Date:  June 28, 2005                        /s/ Roger Casas
                                           -------------------------------------
                                           Roger Casas, Director



Date:  June 28, 2005                        /s/ Shirlene Bradshaw
                                           -------------------------------------
                                           Shirlene Bradshaw, Director

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                           Commission File No. 0-32345

                                  EXHIBIT INDEX

                                   FORM 10-KSB
                    For the fiscal year ended March 31, 2005


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