Form 10QSB
period 2005-06-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2005-08-15
CIK 1133901

U.S. SECURITIES AND EXCHANGE
                             COMMISSION WASHINGTON,
                                   D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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


                                413 Avenue G, #1
                         Redondo Beach, California 90277
                             Telephone 310-318-2244
--------------------------------------------------------------------------------
               executive offices and principal place of business)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 10, 2005, there were 1,000,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            11

Item 3.  Controls and Procedures                                              13

PART II - OTHER INFORMATION                                                   13

Item 1.  Legal Proceedings                                                    13

Item 2.  Unregistered Sales of Equity Securities                              14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

         Condensed Balance Sheet (Unaudited) at June 30, 2005                  4
         Condensed Statements of Operations (Unaudited)
                  for the Three Months Ended
                  June 30, 2005 and 2004                                       5
         Condensed Statements of Cash Flows (Unaudited)
                  for the Three Months Ended June 30, 2005 and 2004            6
         Notes to Unaudited Financial Statements                               7

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash & cash equivalents                                   $   5,977
         Accounts receivable, net of allowance for doubtful
               accounts of $3,700                                      5,400
                                                                   ---------
                  Total current assets                                11,376

OTHER ASSETS:
         Due from related parties                                      1,981

                                                                   ---------
                                                                   $  13,357
                                                                   =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
         Accounts payable & accrued expenses                       $  38,295
         Notes payable - related parties                             109,200
         Due to related party                                         39,185
         Due to officer                                               58,910
                                                                   ---------
                  Total current liabilities                          245,590
                                                                   ---------

STOCKHOLDERS' DEFICIT
         Common stock, $0.02 par value;
          40,000,000 shares authorized; 1,000,000  shares issued
          and outstanding at June 30, 2005                            20,000
         Additional paid in capital                                    3,600
         Accumulated deficit                                        (255,833)
                                                                   ---------
                  Total stockholders' deficit                       (232,233)
                                                                   ---------

                                                                   ---------
                                                                   $  13,357
                                                                   =========




              The accompanying notes are an integral part of these
                        unaudited financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                   2005           2004
                                               -----------    -----------

Net revenues                                   $    37,952    $    66,566

Cost of revenues                                    26,014         42,629

                                               -----------    -----------
          Gross profit                              11,938         23,938

Operating expenses
          Professional fees                          2,861          4,088
          Salaries and related expenses              9,109          9,652
          Other                                      8,472         10,019
                                               -----------    -----------
                    Total operating expenses        20,441         23,758

                                               -----------    -----------
Income (loss) from operations                       (8,503)           180

Non-operating expense
          Interest expense                          (3,040)        (2,467)
                                               -----------    -----------
Loss before income taxes                           (11,543)        (2,287)

Provision for income taxes                             800            800

                                               -----------    -----------
Net loss                                       $   (12,343)   $    (3,087)
                                               ===========    ===========

Basic and diluted weighted average number of
                                               -----------    -----------
    common stock outstanding                     1,000,000      1,000,000
                                               ===========    ===========

                                               -----------    -----------
Basic and diluted net loss per share           $     (0.01)   $     (0.00)
                                               ===========    ===========




              The accompanying notes are an integral part of these
                        unaudited financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                        2005        2004
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                    $(12,343)   $ (3,087)
          Adjustments to reconcile net loss to net cash provided by
          operating activities:
                   Decrease in accounts receivable                      14,330      10,732
                   Increase in account receivable - related party       (1,981)     (8,307)
                   Increase in accounts payable                          2,886       1,439
                   Decrease in accounts payable-related parties           --          (103)
                                                                      --------    --------
          Net cash provided by operating activities                      2,892       8,981
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                   Decrease in due to officer                          (13,908)       --
                   Increase in due to affiliates                        10,128       7,337
                                                                      --------    --------
          Net cash used in financing activities                         (3,780)       (970)
                                                                      --------    --------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                        (888)      8,011

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                               6,865       1,001
                                                                      --------    --------

CASH & CASH EQUIVALENTS, ENDING BALANCE                               $  5,977    $  9,012
                                                                      ========    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year                                         $   --      $   --
                                                                      ========    ========

Taxes paid during the year                                            $   --      $   --
                                                                      ========    ========





              The accompanying notes are an integral part of these
                        unaudited financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1            ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc.). The Company is engaged in providing services for duplication, replication and packaging of DVDs, CDs.

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

NOTE 2            BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2004, and the results of operations and cash flows for the related interim periods ended June 30, 2005 and 2004. The results of operations for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed on March 31, 2005, as part of the Company's annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recent Pronouncements

In December 2004, the FASB issued  Statement of Financial  Accounting  Standards
(SFAS) No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair value based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

NOTE 3            UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

business. However, the Company has accumulated deficit of $255,833 at June 30, 2005 and its total liabilities exceeds its total assets by $232,233. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4            ACCRUED EXPENSES

Accrued expenses consisted of the following:

            Accrued state tax                                $ 1,600
            Accrued interest                                  22,585
            Accrued accounting                                 2,500
            Accrued other                                     16,610
                                                              ------
                                                             $38,295

NOTE 5            DUE TO OFFICER

The payable is to George Morris, the Company's Chairman. The loan amounting $58,910 at June 30, 2005, carries an interest rate of 6% per annum, is unsecured and due on October 1, 2005. The company recorded interest of $1,092 and $650 for the three month period ended June 30, 2005 and 2004, respectively. The total interest payable on officer's loan amounted to $6,553 at June 30, 2005 and has been shown as current liability in the accompanying financial statements.

NOTE 6            RELATED PARTY TRANSACTIONS

Loan  payable to Apple Realty,  Inc., secured
 by assets of EMC.  Interest  shall accrue at
 6% per annum,  due and payable  upon demand.
 This loan is in connection  with  consulting
 fees provided in prior years.  Apple Realty,
 Inc. is owned 100% by George Morris. For the
 three month period  ended June 30, 2005,  no
 consulting  fees were paid to Apple  Realty,
 Inc.                                                                  $ 109,200
                                                                       =========

The company recorded interest of $1,948 and $1,638 for the three month periods ended June 30, 2005 and 2004, respectively. The interest payable is included in the accrued expense in the accompanying financial statements.

The Company has a receivable of $1,981 from and a payable of $39,185 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

George Morris is the chairman of EMC. As of June 30, 2005, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

    Electronic Media Central Corporation (the Company)                    77.60%
    Internet Infinity, Inc.                                               77.10%
    Morris & Associates, Inc.                                             71.30%
    Apple Realty, Inc.                                                   100.00%

NOTE 7          CONCENTRATION OF CREDIT RISK

For the three month periods ended June 30, 2005 and 2004, revenue from one customer represents 93% of the Company's total revenue. Accounts receivable balance outstanding from this customer as of June 30, 2005 was $3,174.

For the three month periods ended June 30, 2005 and 2004, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of June 30, 2005 for this supplier was $0.

Item 2.           Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - First Quarter of Fiscal 2006 (June 30, 2005) Compared to First Quarter of Fiscal 2005 (June 30, 2004)

Sales

     Electronic Media Central revenues for Q1 2006 were $37,952, a $28,614 or 43% decrease in revenues from Q1 2005 revenue of $66,566. The decrease in sales was attributable to increased competition with lower prices on some services and normal variation.

Cost of Sales

Our cost of sales was $26,014 for Q1 2006, or 68.5 % of sales, as compared to $42,629 for Q1 2005, or 64 % of sales. This decrease in gross margin is due to higher margin bids to customers wanting more specialized services and variation in sales.

Operating Expenses

     Operating expenses for Q1 2006 were $20,441, or 53.9% of sales, compared with $23,758, or 35.7% of sales, for Q1 2005. Salaries expense for Q1 2006 decreased to $9,109 from $9,652 for Q1 2005. Professional fees decreased from $4,088 for Q1 2005 to $2,861 for Q1 2006.

Net Income (Loss)

     The company had a net loss of $12,343 in Q1 2006, as compared with a net loss of $3,087 in Q1 2005. The cause for the increase in net loss is lower sales.

Balance Sheet Items

     Our cash position decreased from $9,012 at June 30, 2004 (Q1 2005) by $3,035 to $5,977 at June 30, 2005 (Q1 2006). Accounts receivable from non-affiliates decreased from $22,530 at June 30, 2004 (Q1 2005) by $17,130 to $5,400 at June 30, 2005 (Q1 2006).

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o    an obligation under a guarantee contract,
o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Item 3.           Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

Dated:  August 15, 2005                     ELECTRONIC MEDIA CENTRAL
                                            CORPORATION



                                         By: /s/ Roger Casas
                                            ------------------------------------
                                            Roger Casas, Chief Executive Officer

                      ELECTRONIC MEDIA CENTRAL CORPORATION

                           COMMISSION FILE NO. 0-32345


                                INDEX TO EXHIBITS

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005



     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit
Number            Description of Exhibit
-------           ----------------------

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