Form 10QSB
period 2005-09-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2005-11-10
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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


                                413 Avenue G, #1
                         Redondo Beach, California 90277
                             Telephone 310-318-2244
--------------------------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 3, 2005, there were 1,300,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

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

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

    Condensed Balance Sheet (Unaudited) at September 30, 2005               4
    Condensed Statements of Operations (Unaudited)
        for the Three Months and Six Months Ended
        September 30, 2005 and 2004                                         5
    Condensed Statements of Cash Flows (Unaudited)
        for the Six Months Ended September 30, 2005 and 2004                6
    Notes to Unaudited Financial Statements                                 7

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash & cash equivalents                                          $     3,737
   Accounts receivable, net of allowance for doubtful
      accounts of $3,700                                                 11,538
                                                                    -----------
            Total current assets                                         15,275

OTHER ASSETS:
   Due from related parties                                               9,026
                                                                    -----------
                                                                    $    24,301
                                                                    ===========

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable & accrued expenses                              $    46,136
   Notes payable - related parties                                      109,200
   Due to related party                                                   3,656
   Due to officer                                                        58,185
                                                                    -----------
            Total current liabilities                                   217,177

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value;
          10,000,000 shares authorized;
           none issued and outstanding                                     --
   Common stock, $0.02 par value;
    40,000,000 shares authorized;
    1,300,000 shares issued and outstanding                              26,000
   Additional paid in capital                                            42,600
   Accumulated deficit                                                 (261,475)
                                                                    -----------
            Total stockholders' deficit                                (192,875)
                                                                    -----------
                                                                    $    24,301
                                                                    ===========



The accompanying notes are an integral part of these unaudited financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                       Three months                   Six months
                                                   2005           2004           2005           2004
                                               -----------    -----------    -----------    -----------
Net revenues                                   $    68,032    $    41,662    $   105,984    $   108,228

Cost of revenues                                    38,512         20,586         64,526         63,215
                                               -----------    -----------    -----------    -----------
         Gross profit                               29,520         21,076         41,458         45,013

Operating expenses
   Professional fees                                12,508            623         15,369          4,711
   Salaries and related expenses                     8,778          9,753         17,887         19,405
   Other                                            11,014          8,269         19,486         18,288
                                               -----------    -----------    -----------    -----------
                                                    32,301         18,646         52,743         42,404
                                               -----------    -----------    -----------    -----------
Income (loss) from operations                       (2,781)         2,430        (11,285)         2,609

Non-operating expense
         Interest expense                           (2,860)        (2,604)        (5,900)        (5,071)
                                               -----------    -----------    -----------    -----------
Loss before income taxes                            (2,781)          (174)       (17,185)        (2,462)

Provision for income taxes                            --             --              800            800
                                               -----------    -----------    -----------    -----------
Net loss                                       $    (2,781)   $      (174)   $   (17,985)   $    (3,262)
                                               ===========    ===========    ===========    ===========

Basic and diluted weighted average number of
   common stock outstanding                      1,127,174      1,000,000      1,063,934      1,000,000
                                               ===========    ===========    ===========    ===========

                                               -----------    -----------    -----------    -----------
Basic and diluted net loss per share           $     (0.00)   $     (0.00)   $     (0.02)   $     (0.00)
                                               ===========    ===========    ===========    ===========




The accompanying notes are an integral part of these unaudited financial statements.



                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                                   2005           2004
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (17,985)   $    (3,262)
   Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Decrease in accounts receivable                               50,507          6,386
      Increase in account receivable - related party                (9,026)       (18,701)
      Decrease in accounts payable                                 (31,590)          (655)
      Increase in accounts payable-related parties                    --              977
                                                               -----------    -----------
   Net cash used in operating activities                            (8,094)       (15,255)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Stock issued for cash                                         45,000           --
      Increase (decrease) in due to officer                        (14,633)        15,313
      Decrease in due to affiliates                                (25,401)          --
                                                               -----------    -----------
   Net cash provided by financing activities                         4,966         15,313
                                                               -----------    -----------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                  (3,128)            58

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           6,865          1,001
                                                               -----------    -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                        $     3,737    $     1,059
                                                               ===========    ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year                                  $      --      $      --
                                                               ===========    ===========

Taxes paid during the year                                     $      --      $      --
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

NOTE 2            BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2005, and the results of operations and cash flows for the related interim periods ended September 30, 2005 and 2004. The results of operations for the for the quarter and year-to-date periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending March 31, 2006, or any other period.

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 3            UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $261,475 at September 30, 2005 and its total liabilities exceeds its total assets by $192,875. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4            ACCRUED EXPENSES

Accrued expenses consisted of the followings:

                 Accrued state tax             $    1,600
                 Accrued interest                  24,562
                 Accrued accounting                 2,500
                 Accrued other                     17,474
                                               ----------
                                               $   46,136
                                               ==========

NOTE 5            DUE TO OFFICER

The payable is to George Morris, the Company's Chairman. The loan amounting $58,185 at September 30, 2005, carries an interest rate of 6 % per annum, is unsecured and due on October 1, 2005. The company recorded interest of $884 and $724 for the three month period ended September 30, 2005 and 2004, respectively. The company recorded interest of $1,976 and $1,374 for the six month period ended September 30, 2005 and 2004, respectively. The total interest payable on officer's loan amounted to $7,436 at September 30, 2005 and has been shown as current liability in the accompanying financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 6            STOCKHOLDER'S EQUITY

The Company issued 300,000 shares to the Company's Chairman for $45,000 cash received during the nine month period ended September 30, 2005.

NOTE 7            RELATED PARTY TRANSACTIONS

Loan payable to Apple Realty,  Inc.,  secured by assets of
 EMC.  Interest  shall  accrue at 6% per  annum,  due and
 payable upon  demand.  This loan is in  connection  with
 consulting  fees provided in prior years.  Apple Realty,
 Inc. is owned 100% by George  Morris.  For the six month
 period ended September 30, 2005, no consulting fees were
 paid to Apple Realty, Inc.                                          $   109,200
                                                                     ===========

The company recorded interest of $1,978 and $2,060 for the three month periods ended September 30, 2005 and 2004, respectively. The company recorded interest of $3,926 and $3,698 for the six month periods ended September 30, 2005 and 2004, respectively. The interest payable is included in the accrued expense in the accompanying financial statements.

The Company has a receivable of $9,026 from and a payable of $3,656 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company issued 100,000 shares to the Company's Chairman for $45,000 cash received during the nine month period ended September 30, 2005.

George Morris is the chairman of EMC. As of September 30, 2005, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

    Electronic Media Central Corporation (the Company)                    82.80%
    Internet Infinity, Inc.                                               77.10%
    Morris & Associates, Inc.                                             71.30%
    Apple Realty, Inc.                                                   100.00%

NOTE 8            CONCENTRATION OF CREDIT RISK

For the six month periods ended September 30, 2005 and 2004, revenue from one customer represents 96.6% and 100% of the Company's total revenue, respectively. Accounts receivable balance outstanding from this customer as of September 30, 2005 was $18,679.

For the six month periods ended September 30, 2005 and 2004, the Company has one vendor who represents 90.2% and 100% of total purchases, respectively. Accounts payable balance outstanding as of September 30, 2005 for this supplier was $791.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended September 30, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - Second Quarter of Fiscal 2006 (September 30, 2005) Compared to Second Quarter of Fiscal 2005 (September 30, 2004)

Sales

         Electronic Media Central revenues for Q2 2006 were $68,032, a $26,370 or 63% increase in revenues from Q2 2005 revenue of $41,662. The increase in sales was attributable to a random large order increase from our customer.

Cost of Sales

         Our cost of sales increased by $17,926 to $38,512 for Q2 2006, or 57% of sales, from $20,586 for Q2 2005, or 49% of sales. This decrease in percentage gross margin is due to the large order which was sold at a lower margin necessary to get the order.

Operating Expenses

         Operating expenses for Q2 2006 increased to $32,301, or 47% of sales, compared with $18,646, or 45% of sales, for Q2 2005. Salaries expense for Q2 2006 decreased to $8,778 from $9,753 for Q2 2005. Professional fees increased from $623 for Q2 2005 to $12,508 for Q2 2006.

Net Income (Loss)

         The company had a net loss of $2,781 in Q2 2006, as compared with a net loss of $174 in Q2 2005. The cause for the increase in net loss is the percentage increase in cost of sales from 49 percent to 57 percent, as explained above under "Cost of Sales" and an increase of $11,885 in professional fees.

Balance Sheet Items

         Our cash position increased from $1,059 at September 30, 2004 (Q2 2005) by $2,678 to $3,737 at September 30, 2005 (Q2 2006). Accounts receivable from non-affiliates decreased from $26,876 at September 30, 2004 (Q2 2005) by $15,338 to $11,538 at September 30, 2005 (Q2 2006).

Results of Operations - First Half of Fiscal Year 2006 Compared to First Half of
--------------------------------------------------------------------------------
Fiscal Year 2005
----------------

Sales

         Electronic Media Central revenues for the first half of FY 2006 were $105,984, a slight $2,244 decrease in revenues from the first half of FY 2004 of $108,228. The decrease in sales was attributable to reduced sales to regular customers.

Cost of Sales

         Our cost of sales increased to $64,526 for the first half of FY 2006, or 61% of sales, from $63,215 for the first half of FY 2005, or 58% of sales. This slight increase in the percentage cost of sales is due to lower price bid necessary to get selected order.

Gross Margin

         Our gross margin decreased to $41,458 for the first half of FY 2006, or 39% of sales, from $45,103 for the first half of FY 2005, or 42% of sales. This decrease in gross margin is attributable to the higher cost of sales.

Operating Expenses

         Operating expenses for the first half of FY 2006 increased to $52,743 or 50% of sales, as compared with $42,404 or 39% of sales, for the first half of FY 2005. This $10,339 increase in operating expenses is primarily due to an increase in legal and accounting fees.

Net Income (Loss)

         We had a net loss of $17,985 in the first half of FY 2006, or 16% of sales, as compared with a net loss of $2,462 in the first half of FY 2005, or 2% of sales. The cause of the increase in the net loss of $14,723 is primarily due to an increase of $10,658 in professional fees.

Financial Conditions

         At September 30, 2005 the company had negative working capital of ($201,902), consisting of current assets totaling $15,275 and current liabilities totaling $217,177. Negative working capital at September 30, 2005 increased by $151,020 as compared to the September 30, 2004, negative working capital balance of ($50,882). During the six months ended September 30, 2005, the company had a decrease of cash of $3,128 as compared to an increase of $58 of cash during the six months ended September 30, 2004. The company used $8,094 in net cash in operating activities due primarily to a loan to the chairman, George Morris, of $9,026 during the six months ended September 30, 2005. Net cash provided by financing activities of $4,966 was due to the issuance of 300,000 shares of common stock to Mr. Morris for $45,000 cash, which amount was reduced by $40,034 paid to Mr. Morris and affiliated companies.

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

Item 3.           Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

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

         **Previously filed with Amendment No. 1 to Form 10-SB, Commission file number 000-32345; incorporated herein.

         ***Previously filed with Form 8-K 07-02-03; Commission File No. 000-32345 incorporated herein.

         +Previously filed with Form 10-KSB; Commission File No. 0-32345 incorporated herein.

(b)      Forms 8-K

         Form  8-K  Current   Report  August  19,  2005   reporting   Item  3.02
         Unregistered Sales of Equity Securities was filed on August 24, 2005.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  November 8, 2005                 ELECTRONIC MEDIA CENTRAL
                                         CORPORATION



                                         By: /s/ Roger Casas
                                            ------------------------------------
                                            Roger Casas, Chief Executive Officer