Form 10KSB/A
period 2005-03-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2005-12-06
CIK 1133901

U.S. SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                                   D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005


                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                      ELECTRONIC MEDIA CENTRAL CORPORATION
             (Exact name of registrant as specified in its charter)

  California                         0-32345                        33-0795854
  ----------                         -------                        ----------
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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business...........................................    1
         Business Development..............................................    1
         Business of the Company...........................................    1
         Suppliers and Sub-Contractors ....................................    2
         Distribution Methods..............................................    2
         Competition.......................................................    2
         Advertising and Promotion.........................................    3
         Dependence on Major Customers, Management and Suppliers...........    3
         Patents, Trademarks and Licenses..................................    3
         Government Approval and Regulations...............................    3
         Research and Development .........................................    4
         Cost of Compliance with Environmental Laws .......................    4
         Seasonality.......................................................    4
         Employees.........................................................    4

Item 2   Description of Property...........................................    4

Item 3   Legal Proceedings.................................................    4

Item 4   Submission of Matters to a Vote of Security Holders...............    4

Item 5   Market for Common Equity and Related Stockholder Matters..........    5

Item 6   Management's Discussion and Analysis..............................    6
         Results of Operations.............................................    6
         Sales.............................................................    6
         Gross Margin......................................................    6
         Selling, General and Administrative Expenses .....................    6
         Net Profit (Loss).................................................    6
         Balance Sheet Items...............................................    7
         Outlook...........................................................    7
         Off-Balance Sheet Arrangements....................................    8
         Contractual obligations...........................................    8

Item 7   Financial Statements..............................................    9

Item 8   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure.......................................   23

Item 8A  Controls and Procedures...........................................   23

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............   24
         Compliance with Section 16(a) of the Exchange Act.................   25
         Audit Committee and Audit Committee Financial Expert..............   25
         Code of Ethics....................................................   25

Item 10  Executive Compensation............................................   26
         Stock Options.....................................................   26
         Employment Contracts..............................................   26

Item 11  Security Ownership of Certain Beneficial Owners
            and Management.................................................   27

Item 12  Certain Relationships and Related Transactions....................   28

Item 13  Exhibits..........................................................   29

Item 14  Principal Accountant Fees and Services............................   30

Signatures.................................................................   31

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

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


         Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC. In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years had been 51% owned by George Paul Morris, our chief executive officer, the controlling shareholder of both Internet Infinity, Inc. and our company. L&M Media was supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation through March 31, 2002. All products and services are now provided by Pac Max Corporation of Brea California, an independent supplier. Although we did not grant an exclusive supplier relationship to Pac Max Corporation, it is advantageous to our company at this time to source all products and services through Pac Max Corporation. Pac Max Corporation provides our company sales office space, office staff, telephone and utilities for $2,700 per month as of May 1, 2004.


Business of the Company

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

                                                               Year Ended 03-31
                                                              2005          2004
         Sales                                               100.0%       100.0%
         Cost of sales                                         52.0         63.9
                                                             ------       ------
         Gross margin                                          48.0         36.1
         Selling, general and administrative expenses          78.0         42.0
                                                             ------       ------
         Net income (loss) before income taxes                (34.6)         0.3

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Stockholders and Board of Directors
Electronic Media Central Corporation


We have audited the accompanying balance sheet of Electronic Media Central Corporation, a California Corporation (the "Company") as of March 31, 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Media Central Corporation as of March 31, 2005 and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.


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



/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Huntington Beach, California
June 6, 2005

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS

CURRENT ASSETS:
   Cash & cash equivalents                                         $      6,865
   Accounts receivable, net of allowance for doubtful
         accounts of $3,700                                              62,045
                                                                   ------------
             Total current assets                                  $     68,910
                                                                   ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable & accrued expenses                             $     77,724
   Notes payable - related parties                                      109,200
   Due to related party                                                  29,057
   Due to officer                                                        72,818
                                                                   ------------
             Total current liabilities                                  288,799
                                                                   ------------

STOCKHOLDERS' DEFICIT
   Common stock, $0.02 par value;
   40,000,000 shares authorized; 1,000,000  shares issued
    and outstanding at March 31, 2005                                    20,000
   Additional paid in capital                                             3,600
   Accumulated deficit                                                 (243,489)
                                                                   ------------
             Total stockholders' deficit                               (219,889)
                                                                   ------------
                                                                   $     68,910
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                  For the Years Ended March 31,
                                                      2005            2004
                                                  ------------     ------------

Revenues                                          $    235,652     $    325,900

Cost of revenues                                       122,611          208,263
                                                  ------------     ------------
   Gross profit                                        113,041          117,637

Operating expenses
   Professional fees                                    19,827           25,847
   Salaries and related expenses                        39,155           31,500
   Consulting fees paid to related party                  --             40,600
   Bad debts                                            90,426              855
   Other                                                34,337           38,109
                                                  ------------     ------------
            Total operating expenses                   183,745          136,911
                                                  ------------     ------------
Loss from operations                                   (70,704)         (19,274)

Non-operating income (expense):
   Interest expense                                    (10,818)          (9,870)
   Gain on settlement of debts, related party             --             30,000
                                                  ------------     ------------
            Total other income (expense)               (10,818)          20,130
                                                  ------------     ------------
Profit before income taxes                             (81,522)             856

Provision for income taxes                                 800              800
                                                  ------------     ------------
Net profit (loss)                                 $    (82,322)    $         56
                                                  ============     ============

Basic weighted average number of
   common stock outstanding                          1,000,000        1,000,000
                                                  ============     ============

Basic net profit (loss) per share                 $      (0.08)    $       0.00
                                                  ============     ============

Diluted weighted average number of
   common stock outstanding                          1,000,000        1,000,000
                                                  ============     ============

Diluted net profit (loss) per share               $      (0.08)    $       0.00
                                                  ============     ============



   The accompanying notes are an integral part of these financial statements.


                 ELECTRONIC MEDIA CENTRAL CORPORATION
                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004


                                         Common stock
                               ------------------------------      Additional                         Total
                                 Number of                          paid in       Accumulated     stockholders'
                                  shares            Amount          capital         deficit          deficit
                               -------------    -------------    -------------   -------------    -------------
Balance as of March 31, 2003       1,000,000    $      20,000    $       3,600   $    (161,223)   $    (137,623)

Net income for the year                                                                     56               56
                               -------------    -------------    -------------   -------------    -------------
Balance as of March 31, 2004       1,000,000           20,000            3,600        (161,167)        (137,567)

Net income for the year                                                                (82,322)         (82,322)
                               -------------    -------------    -------------   -------------    -------------
Balance as of March 31, 2005       1,000,000    $      20,000    $       3,600   $    (243,489)   $    (219,889)
                               =============    =============    =============   =============    =============





















   The accompanying notes are an integral part of these financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

                                                                              2005          2004
                                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  (82,322)   $       56
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
      Write-down of asset-related party receivable                             90,426          --
      Increase in accounts receivable                                         (28,783)       (6,452)
      Increase in accounts payable                                             16,250        26,963

                                                                           ----------    ----------
   Net cash provided by (used in) operating activities                         (4,429)       20,567
                                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans from officers                                        30,696        15,800
      Increase in due from affiliates                                         (20,403)      (40,966)
                                                                           ----------    ----------
   Net cash used in financing activities                                       10,293       (25,166)
                                                                           ----------    ----------

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS                             5,864        (4,599)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                      1,001         5,600
                                                                           ----------    ----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                    $    6,865    $    1,001
                                                                           ==========    ==========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year                                              $     --      $     --
                                                                           ==========    ==========

Taxes paid during the year                                                       --             800
                                                                           ==========    ==========












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

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

            Accounts payable                                $   34,021
            Accrued state tax                                      800
            Accrued interest                                    20,638
            Accrued accounting                                   9,500
            Accrued other                                       12,765
                                                            ----------
                                                            $   77,724
                                                            ==========

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS




SFAS No. 123 (Revised) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. This standard requires the expensing of all share-based compensation, including options, using the fair-value-based method. The effective date of this standard for the Company will be January 1, 2006. Management is currently assessing the impact that this new standard will have on the Company's financial statements.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS




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

NOTE 8   PROVISION FOR INCOME TAXES

The components of the (provision) for income taxes are as follow:

                                                             2005        2004
                                                           --------    --------

    Current (Provision):
      Federal                                              $ 33,329    $    (22)
      State                                                    (800)       (800)
                                                           --------    --------
                                                             32,529        (822)
                                                           --------    --------
    Deferred (Provision):
      Federal                                                33,329         (22)
      State                                                    --          --
                                                           --------    --------
                                                             33,329         (22)
                                                           --------    --------
          Total (Provision) for Income Taxes               $   (800)   $   (800)
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

Changes in Control
------------------

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

                                        ELECTRONIC MEDIA CENTRAL
                                        CORPORATION




Date:  November 9, 2005                 By /s/ Roger Casas
                                          --------------------------------------
                                          Roger Casas, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  November 9, 2005                    /s/ George Morris
                                          --------------------------------------
                                          George Morris, Chief Financial Officer
                                          and Director



Date:  November 9, 2005                    /s/ Roger Casas
                                          --------------------------------------
                                          Roger Casas, Director



Date:  November 9, 2005                    /s/ Shirlene Bradshaw
                                          --------------------------------------
                                          Shirlene Bradshaw, Director

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                           Commission File No. 0-32345

                                  EXHIBIT INDEX


                         AMENDMENT NO. 1 TO FORM 10-KSB
                    For the fiscal year ended March 31, 2005



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