Form 10QSB/A
period 2005-06-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2005-12-06
CIK 1133901

U.S. SECURITIES AND EXCHANGE
                             COMMISSION WASHINGTON,
                                   D.C. 20549



                         AMENDMENT NO. 1 TO FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005


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


     The $56,645 decrease in the accounts receivable balance from $62,405 for the fiscal year ended March 31, 2005 to $5,400 at June 30, 2005 (Q1 2006) was due to the collection of $37,500 of the March 31, 2005 receivables and the addition of new receivables generated by sales for Q1 2006. Accounts payable were reduced by $42,316 for payments made to suppliers in Q1 2006. Accrued expenses decreased by $5,408 for Q1 2006 due to a $7,000 decrease in accrued accounting offset by a $1,092 increase in interest to related parties and a $500 increase in other accrued expenses.


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


Dated:  November 9, 2005                    ELECTRONIC MEDIA CENTRAL
                                            CORPORATION




                                         By: /s/ Roger Casas
                                            ------------------------------------
                                            Roger Casas, Chief Executive Officer

                      ELECTRONIC MEDIA CENTRAL CORPORATION

                           COMMISSION FILE NO. 0-32345


                                INDEX TO EXHIBITS


                         AMENDMENT NO. 1 TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005




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