Form 10QSB
period 2005-12-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2006-02-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                                   D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

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

     As of February 10, 2006, there were 1,300,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3
Item 2.  Management's Discussion and Analysis or Plan of Operation          12

Item 3.  Controls and Procedures                                            14

PART II - OTHER INFORMATION                                                 14

Item 1.  Legal Proceedings                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----

         Condensed Balance Sheet (Unaudited) at December 31, 2005           4
         Condensed Statements of Operations (Unaudited)
                  for the Three Months and Nine Months Ended
                  December 31, 2005 and 2004                                5
         Condensed Statements of Cash Flows (Unaudited)
                  for the Nine Months Ended December 31, 2005 and 2004      6
         Notes to Unaudited Financial Statements                            7

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2005
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash & cash equivalents                                          $    18,077
   Accounts receivable, net of allowance for doubtful
         accounts of $3,700                                              31,100
                                                                    -----------
            Total current assets                                         49,178

OTHER ASSETS:
   Due from related parties                                              11,517

                                                                    -----------
                                                                    $    60,695
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
   Accounts payable & accrued expenses                              $    71,723
   Notes payable - related parties                                      118,500
   Due to related party                                                   5,366
   Due to officer                                                        71,779
                                                                    -----------
            Total current liabilities                                   267,368

STOCKHOLDERS' DEFICIT
   Preferred stock, $0.001 par value;
       10,000,000 shares authorized;
       none issued and outstanding                                         --
   Common stock, $0.02 par value;
    40,000,000 shares authorized;
    1,300,000 shares issued and outstanding                              26,000
   Additional paid in capital                                            42,600
   Accumulated deficit                                                 (275,273)
                                                                    -----------
                  Total stockholders' deficit                          (206,673)

                                                                    -----------
                                                                    $    60,695
                                                                    ===========







The accompanying notes are an integral part of these unaudited financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)

                                                          Three months                  Nine months
                                                      2005           2004           2005           2004
                                                  -----------    -----------    -----------    -----------

Net revenues                                      $    52,243    $    59,723    $   158,227    $   167,951

Cost of revenues                                       35,540         17,432        100,066         80,647

                                                  -----------    -----------    -----------    -----------
     Gross profit                                      16,704         42,291         58,162         87,304

Operating expenses
     Professional fees                                  4,633          2,951         20,002          7,662
     Salaries and related expenses                      8,009          9,839         25,896         29,244
     Consulting fees paid to related party              9,000           --            9,000           --
     Other                                              5,982          8,473         25,468         26,761
                                                  -----------    -----------    -----------    -----------
                                                       27,623         21,263         80,365         63,667

                                                  -----------    -----------    -----------    -----------
Income / (loss) from operations                       (10,919)        21,028        (22,203)        23,637

Non-operating expense
     Interest expense                                  (2,879)        (2,752)        (8,779)        (7,823)
                                                  -----------    -----------    -----------    -----------

                                                  -----------    -----------    -----------    -----------
Income / (loss) before income taxes                   (13,799)        18,276        (30,983)        15,814

Provision for income taxes                               --             --              800            800

                                                  -----------    -----------    -----------    -----------
Net income / (loss)                               $   (13,799)   $    18,276    $   (31,783)   $    15,014
                                                  ===========    ===========    ===========    ===========

Basic and diluted weighted average number of
    common stock outstanding                        1,300,000      1,000,000      1,142,909      1,000,000
                                                  ===========    ===========    ===========    ===========

                                                  -----------    -----------    -----------    -----------
Basic and diluted net income / (loss) per share   $     (0.01)   $      0.02    $     (0.03)   $      0.02
                                                  ===========    ===========    ===========    ===========






The accompanying notes are an integral part of these unaudited financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                   (Unaudited)

                                                                                     2005           2004
                                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income / (loss)                                                           $   (31,783)   $    15,014
   Adjustments to reconcile net income(loss) to net cash used in operating activities:
      Related party note payable issued for consulting fees and office expense         9,300           --
      (Increase) / decrease in accounts receivable                                    30,945        (20,210)
      Increase in account receivable - related party                                 (11,517)       (26,364)
      Increase / (decrease) in accounts payable                                       (6,003)         4,092
      Increase in accounts payable-related parties                                      --            1,769
                                                                                 -----------    -----------
   Net cash used in operating activities                                              (9,058)       (25,699)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Stock issued for cash                                                           45,000           --
      Increase / (decrease) in due to officer                                         (1,038)        29,620
      Decrease in due to affiliates                                                  (23,692)          --
                                                                                 -----------    -----------
   Net cash provided by financing activities                                          20,270         29,620
                                                                                 -----------    -----------

NET INCREASE IN CASH & CASH EQUIVALENTS                                               11,212          3,921

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                             6,865          1,001
                                                                                 -----------    -----------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                          $    18,077    $     4,922
                                                                                 ===========    ===========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year                                                    $      --      $      --
                                                                                 ===========    ===========

Taxes paid during the year                                                       $      --      $      --
                                                                                 ===========    ===========





The accompanying notes are an integral part of these unaudited financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1   ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc.
(III)). The Company is engaged in providing services for duplication, replication and packaging of DVDs, CDs.

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

NOTE 2   BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2005, and the results of operations and cash flows for the related interim periods ended December 31, 2005 and 2004. The results of operations for the for the quarter and year-to-date periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006, or any other period.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS




The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 3   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $275,273 at December 31, 2005 and its total liabilities exceeds its total assets by $206,673. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4   ACCRUED EXPENSES

Accrued expenses consisted of the following:

                  Account payable      $   39,098
                  Accrued state tax         1,600
                  Accrued interest         26,568
                  Accrued accounting        2,500
                  Accrued sales tax         1,957
                                       ----------
                                       $   71,723
                                       ==========

NOTE 5   DUE TO OFFICER

The payable is to George Morris, the Company's Chairman. The loan amounting $71,779 at December 31, 2005, carries an interest rate of 6 % per annum, is unsecured and due on March 31, 2006. The company recorded interest of $873 and $861 for the three month period ended December 31, 2005 and 2004, respectively. The company recorded interest of $2,849 and $2,235 for the nine month period

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



ended December 31, 2005 and 2004, respectively. The total interest payable on officer's loan amounted to $8,309 at December 31, 2005 and has been shown in due to officer in the accompanying financial statements.

NOTE 6   STOCKHOLDER'S EQUITY

The Company issued 300,000 shares to the Company's Chairman for $45,000 cash received during the nine month period ended December 31, 2005.

NOTE 7   RELATED PARTY TRANSACTIONS

Loan payable to Apple Realty,  Inc., secured
by assets of EMC.  Interest  shall accrue at
6% per annum,  due and payable  upon demand.
This loan is in connection  with  consulting
fees and office expense owed.  Apple Realty,
Inc. is owned 100% by George Morris.  During
the three month  period  ended  December 31,
2005,  consulting  fee  and  office  expense
amounting $9,300 was added to the loan.                            $     118,500
                                                                   =============

The company recorded interest of $2,006 and $1,890 for the three month periods ended December 31, 2005 and 2004, respectively. The company recorded interest of $5,932 and $5,588 for the nine month periods ended December 31, 2005 and 2004, respectively. The interest payable amounting $26,569 is included in the accrued expense in the accompanying financial statements.

The Company has a receivable of $11,517 from and a payable of $5,366 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company issued 300,000 shares to the Company's Chairman for $45,000 cash received during the nine month period ended December 31, 2005.

George Morris is the chairman of EMC. As of December 31, 2005, Mr. Morris' beneficial ownership percentages of related companies' common stock is as follows:

    Electronic Media Central Corporation (the Company)          82.80%
    Internet Infinity, Inc.                                     77.10%
    Morris & Associates, Inc.                                   85.65%
    Apple Realty, Inc.                                         100.00%

NOTE 7   CONCENTRATION OF CREDIT RISK

For the three month periods ended December 31, 2005 and 2004, revenue from three and one customer represents 95.8% and 100% of the Company's total revenue, respectively. Accounts receivable balance outstanding from these customers as of December 31, 2005 was $25,945.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



For the six month periods ended December 31, 2005 and 2004, the Company has three and one vendor who represents 83.3% and 100% of total purchases, respectively. Accounts payable balance outstanding as of December 31, 2005 for these vendors was $16,364.

NOTE 8   NET OPERATING LOSS

The Company has federal and state net operating loss of approximately $275,273 which expire through 2025.

The Company has recorded a 100% valuation allowance for the estimated amount of deferred tax asset, which may not be realized.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ended December 31, 2005 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

Results of Operations - Third Quarter of Fiscal 2006 (December 31, 2005) Compared to Third Quarter of Fiscal 2005 (December 31, 2004)

Sales

         Electronic Media Central revenues for Q3 2006 were $52,243, a $7,480 or 12.5% decrease in revenues from Q3 2005 revenue of $59,723. The decrease in sales was attributable to decline in sales to existing customers.

Cost of Sales

         Our cost of sales increased by $18,108 to $35,540 for Q3 2006, or 68.0 % of sales, from $17,432 for Q3 2005, or 29% of sales. This decrease in percentage gross margin is due to increased supplier cost.

Operating Expenses

         Operating expenses for Q3 2006 increased by $6,360 to $27,623, or 52.9% of sales, compared with $21,263, or 36% of sales, for Q3 2005. Salaries expense for Q3 2006 decreased to $8,009 from $9,839 for Q3 2005. Professional fees increased from $2,951 for Q3 2005 to $4,663 for Q3 2006. Consulting expense for Q3 2006 increased to $9,000 from nothing in Q3 2005. And, other expenses decreased from $8,473 for Q3 2005 to $5,982 in Q3 2006.

Net Income (Loss)

         The company had a net loss of $13,799 in Q3 2006, as compared with net income of $18,276 in Q3 2005. The cause for the net loss is lower sales, higher cost of goods and higher operating expenses in Q3 2006.

Balance Sheet Items

         Our cash position increased from $4,922 at December 31, 2004 (Q3 2005) by $13,155 to $18,077 at December 31, 2005 (Q3 2006). Accounts receivable from non-affiliates decreased from $53,472 at December 31, 2004 (Q3 2005) by $22,372 to $31,100 at December 31, 2005 (Q3 2006).

Results of Operations - First Nine Months of Fiscal Year 2006 Compared to First Nine Months of Fiscal Year 2005

Sales

         Electronic Media Central revenues for the first nine months of FY 2006 were $158,227, a $9,724 decrease in revenues from the first nine months of FY 2004 of $167,951. The decrease in sales was attributable to a decline in purchases by existing customers.

Cost of Sales

         Our cost of sales increased to $100,066 for the first nine months of FY 2006, or 63.2% of sales, from $80,647 for the first nine months of FY 2005, or 48% of sales. This increase in the percentage cost of sales is due to increased supplier costs.

Gross Margin

         Our gross margin decreased to $58,162 for the first nine months of FY 2006, or 36.8% of sales, from $87,304 for the first nine months of FY 2005, or 52% of sales. This decrease in gross margin is attributable to increased supplier costs.

Operating Expenses

         Operating expenses for the first nine months of FY 2006 increased to $80,365 or 50.8% of sales, as compared with $63,667 or 38% of sales, for the first nine months of FY 2005. This $22,203 increase in operating expenses is primarily due to an increase in professional fees from $7,662 to $20,002 and an increase in consulting fees of $9,000 offset by a reduction in salaries expense from $29,244 to $25,896 and in other expenses from $26,761 to $25,468 for the nine months ended Q3 2005 versus Q3 2006.

Net Income (Loss)

         We had a net loss of $31,783 in the first nine months of FY 2006, or 20.1% of sales, as compared with net income of $15,013 in the first nine months of FY 2005, or 9% of sales. The cause of the swing of $46,797 from a profit to a loss is primarily due to lower sales and higher cost of goods and higher operating expenses.

Financial Conditions

         At December 31, 2005 the company had negative working capital of ($218,190), consisting of current assets totaling $49,178 and current liabilities totaling $267,368. Negative working capital at December 31, 2005 increased by $191,365 as compared to the December 31, 2004, negative working capital balance of ($26,825). During the nine months ended December 31, 2005, the company had a increase of cash of $2,391 as compared to a decrease of $1,258 of cash during the nine months ended December 31, 2004. The company used $57,020 in net cash in operating activities due primarily to a loan to the chairman to George Morris, of $17,600 during the nine months ended December 31, 2005. Net cash provided by financing activities of $59,411 was due to the issuance of 300,000 shares of common stock to Mr. Morris for $45,000 cash.

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

Item 3. Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Dated:  February 14, 2006
                                          ELECTRONIC MEDIA CENTRAL
                                          CORPORATION



                                          By: /s/ Roger Casas
                                             -----------------------------------
                                            Roger Casas, Chief Executive Officer