Form 10KSB
period 2006-03-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2006-07-07
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $274,301

State the aggregate market value of the 219,205 voting and non-voting common equity held by non-affiliates computed by reference to the $1.13 average bid and asked price of such common equity, as of June 26, 2006: $247,702.

As of June 26, 2006, there were 1,300,000 shares of the Registrant's Common Stock, par value $0.02 per share, outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business..........................................     1
         Business Development.............................................     1
         Business of the Company..........................................     1
         Suppliers and Sub-Contractors....................................     2
         Distribution Methods.............................................     2
         Competition......................................................     2
         Advertising and Promotion .......................................     3
         Dependence on Major Customers, Management and Suppliers..........     3
         Patents, Trademarks and Licenses.................................     4
         Government Approval and Regulations..............................     4
         Research and Development.........................................     4
         Cost of Compliance with Environmental Laws.......................     4
         Seasonality......................................................     4
         Employees........................................................     4

Item 2   Description of Property..........................................     2

Item 3   Legal Proceedings................................................     5

Item 4   Submission of Matters to a Vote of Security Holders..............     5

Item 5   Market for Common Equity and Related Stockholder Matters.........     5

Item 6   Management's Discussion and Analysis.............................     6
         Results of Operations............................................     6
         Sales............................................................     6
         Gross Margin.....................................................     6
         Selling, General and Administrative Expenses.....................     6
         Net Profit (Loss)................................................     7
         Balance Sheet Items..............................................     7
         Outlook..........................................................     7
         Off-Balance Sheet Arrangements...................................     8
         Contractual obligations..........................................     8

Item 7   Financial Statements.............................................     9

Item 8   Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure......................................    24

Item 8A  Controls and Procedures..........................................    24

Item 8B  Other Information................................................    24

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.............    25
         Compliance with Section 16(a) of the Exchange Act................    26
         Audit Committee and Audit Committee Financial Expert.............    26
         Code of Ethics...................................................    26

Item 10  Executive Compensation...........................................    27
            Stock Options.................................................    27
            Employment Contracts..........................................    27

Item 11  Security Ownership of Certain Beneficial Owners
            and Management................................................    27

Item 12  Certain Relationships and Related Transactions...................    28

Item 13  Exhibits.........................................................    30

Item 14  Principal Accountant Fees and Services...........................    31

Signatures...............................................................     33

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

         Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC. In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years had been 51% owned by George Paul Morris, our chief executive officer, the controlling shareholder of both Internet Infinity, Inc. and our company. L&M Media was supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation through March 31, 2002. All products and services were provided by Pac Max Corporation of Brea California and less than five other independent suppliers. To reduce overhead, as of October 2005 our offices were moved back from Pac Max Corporation to our original headquarters in Redondo Beach. In addition, office space for sales activities is being provided by our President Roger Casas from his home, and we are renting storage space.

Business of the Company
-----------------------

         Electronic Media Central distributes electronic media duplication services.

Products

         We have two principal products and services:

         o        electronic media duplication services for -

                  o        compact disks ("CD"), and

                  o        digital video disk ("DVD").

         Our company's sales of electronic media duplication services are primarily the duplication of a customer's pre-recorded video programs. The customer's programs are principally used for training, promotion of the customer's products or services and communication with a company's owners and customers. Our company provides services to create multiple copies of a customer's material on compact Disks "CD" and DVD formats. The main target markets for our services are business, religious, government and other non-profit organizations. Our company does not provide services to the adult entertainment industry.

         We charge a customer for electronic media duplication services by quoting a price per piece duplicated to the customer. The price is based on the number of pieces duplicated, the length of the customer's program and the specific requirements. The greater the number of pieces a customer orders at one time, the lower the price per piece.

Suppliers and Sub-Contractors
-----------------------------

         Our duplication services orders had been totally manufactured and fulfilled through Pac Max Corporation until October 2005. As of November 2005, we have started to seek additional suppliers for better pricing to us. We are responsible for sales force compensation of one sales person, Roger Casas, who is also our President, at $29,600 per year plus incentives. In addition, we pay George Morris, Chairman and the controlling shareholder of our company, $200 per month salary for sales and marketing consulting.

Distribution Methods
--------------------

         We distribute our products through an in-house employee sales person working the telephone, fax, mail and the Internet. A new Internet web site and promotional materials are being created for our new consulting services. Shipments are made throughout the United States with a majority in California.

         Our sales representative is paid a salary plus an incentive bonus based on the sales volume and gross profit generated each month. The sales representative is responsible for managing his own account orders and customer service.

Competition
-----------

         The electronic media duplication industry is highly competitive. Large competitors such as Technicolor Corporation dominate the large volume market from the movie studios and advertising premium business. Numerous small regional competitors such as our company serve the smaller regional business and nonprofit organization markets. The principal markets for our products and services are local small commercial organizations. The typical size of our target customers is under 100 employees.

         There are many local/regional video duplicators and CD/DVD replicators in the Los Angeles, Orange County, and San Diego, California area. No sales numbers or other capacity information is available for these private companies. The competition in our new area of business consulting is also substantial and cannot be measured at this time due to the unpublished private company data.

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

Dependence on Major Customers, Management and Suppliers
-------------------------------------------------------

         As of the twelve months ended March 31, 2006, 93.5% of our sales came from our top five customers, and 71% of our sales were to one customer, Crenshaw Christian Center. The loss of that customer would have a materially adverse effect on our company.

         Dependence on Management
         ------------------------

         We are dependent on the continued employment of Roger Casas, our chief executive officer and a director. This dependence will continue until the company hires another chief executive officer and additional management.
However, we are not planning for and cannot guarantee when or if such replacement management can be found.

         Dependence on Supplier
         ----------------------

         We were dependent on Pac Max Corporation as the sole supplier of all services and products we resell and distribute and since we are not contractually prohibited from shopping for better relationships, we started purchasing some materials directly from new suppliers to reduce our costs of purchases. However, it is expected that Pac Max will continue to be our main supplier.

         Conflict of Interest
         --------------------

         There is no conflict of interest with the dependence of our company on Pac Max Corporation. It is an independent supplier and the relationship can be terminated or modified at any time. In addition, $11,412 or 6.4% of purchases were for mastering and authoring supplied personally by Roger Casas, our company's President.

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

         We did not budget any amount for research and development in the fiscal year ended 2006.

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

Employees
---------

         We employ one full-time sales representative who also handles limited clerical duties along with our supplier Pac Max. In addition, we have one part-time clerical employee for limited office responsibilities.

New Products and Services
-------------------------

         We have entered a new area of activity by offering fee-based management consulting services to client companies concerning the IPO/going public process, investor relations and market awareness and communications. In addition, we have the ability to offer marketing and sales acceleration programs to new clients including electronic media promotion. No revenue was generated by these new activities in the fiscal year ended March 31, 2006.

ITEM 2.  PROPERTY.

         George Morris, chairman of our company, provides approximately 100 square feet of office space in Redondo Beach, California at $100 a month. Since our move from the Pac Max facilities at a cost of $2,700 a month, we currently pay our president, Roger Casas, $350 a month for the use of his home, and $140 a month for public storage. There is a large amount of office space available for less than $2.00 a square foot within three miles of the existing office. Electronic Media Central reserves the right to move from Pac Max at any time.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the stockholders of our company during FY 2006 through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Information. Electronic Media's common stock is quoted on the Electronic OTC Bulletin Board and there is a very limited market for the shares of Electronic Media at this time. Its symbol is "EMCC." The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for FY 2005 and 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High       Low
                                    ----       ---
         2005
         ----
                  1st Qtr           0.1         0.1
                  2nd Qtr           0.1         0.1
                  3rd Qtr           0.1         0.1
                  4th Qtr           0.1         0.1

         2006
         ----
                  1st Qtr           0.15        0.1
                  2nd Qtr           2.25        0.15
                  3rd Qtr           0.75        0.55
                  4th Qtr           0.55        0.55


         On  June  26,  2006  there  were  1,300,000   shares  of  common  stock
outstanding. There are no stock options issued or outstanding. No shares are subject to securities convertible into such shares of stock.

         Holders. On June 26, 2006 there were 43 shareholders of our stock in the shareholder's name with our transfer agent. Some 106,785 shares of common stock are held in brokerage accounts under the record name of "Cede & Co." and represent approximately 179 additional shareholders.

         Dividends. We have paid no cash dividends to our stockholders and do not plan to pay dividends on our Common Stock in the foreseeable future. We currently intend to retain any earnings to finance future growth.

         Recent Sales of Unregistered Securities. In June 2005 the board of directors authorized the sale of up to 400,000 shares of common stock to George Morris, our chairman, at $0.15 a share cash equivalent to the market trading price. We were trying to clean up some of our debt in anticipation of a merger with another company. In August 2005, 300,000 shares of common stock were issued in exchange for $45,000 cash received from George Morris. All these shares were issued in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used to effect the sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Results of Operations

         The following table presents, as a percentage of sales, certain selected financial data for the two fiscal years ended March 31, 2005 and March 31, 2006.

                                                         Year Ended 03-31
                                                          2005      2006
         Sales                                            100.0%    100.0%
         Cost of sales                                     52.0      64.7
                                                        -------   -------
         Gross margin                                      48.0      35.3
         Selling, general and administrative expenses      78.0      40.1
                                                        -------   -------
         Net income (loss) before income taxes            (34.6)     (9.2)

Sales
-----

         Sales increased $38,649 from $235,652 in the fiscal year ended March 31, 2005 to $274,301 in the fiscal year ended March 31, 2006, an increase of
16.4 percent. The decrease in sales was attributable primarily to an increase in purchases by our one main customer, Crenshaw Christian Center.

Gross Margin
------------

         Gross margin was lower at 35.3 percent of sales for the fiscal year ended March 31, 2006 versus 48 percent for the fiscal year ended March 31, 2005 due to the lower price bids necessary to get the jobs. Gross profit was $96,716 in fiscal year 2006 and $113,041 in fiscal year 2005.

Selling, General and Administrative Expense
-------------------------------------------

         Selling, general and administrative expenses decreased by $73,861 from $183,745, or 78.0 percent of sales in fiscal year 2005 to $109,884, or 40.1 percent of sales in fiscal year 2006, a total expense decrease of 40.2 percent measured against a 16.4 percent decrease in sales. Bad debts decreased from $90,426 in the fiscal year 2005 to $-0- in the fiscal year 2006. Professional fees including legal and accounting increased from $19,827 to $33,519 primarily due to auditing service needed to remain a fully reporting company with the Securities and Exchange Commission. Salaries and related expenses decreased from $39,155 to $36,997 primarily due to a reduction in clerical support. Consulting fees and related expenses increased from zero to $12,000 due to an increase in consulting activity by Apple Realty, Inc., which is 100-percent owned by George Morris. The decrease in other expense from $34,337 for the fiscal year ended March 31,2005 to $27,368 for the fiscal year ended March 31, 2006 was primarily due to the relocation of our offices from Pac Max to lower-cost home office locations.

Net Profit (Loss)
-----------------

         We had a net loss in the fiscal year ended March 31, 2006, of $26,001, or a $0.02 diluted net loss per share of our common stock. In the fiscal year ended March 31, 2005, we had a net loss, after interest expense and a loss on settlement of bad debt write-off from a related company and a provision for income taxes, of $82,322, or a $0.08 diluted net loss per share of our common stock.

Balance Sheet Items
-------------------

         The net loss for the fiscal year ended March 31, 2006, of $26,001 increased the accumulated deficit from $243,489 on March 31, 2005, to a deficit of $269,490 on March 31, 2006. Our cash position decreased $417 from $6,865 for the fiscal year ended March 31, 2005, to $6,448 for the fiscal year ended March 31, 2006. Accounts receivable from non-affiliates, net of allowance for doubtful accounts, increased from $62,045 at the end of fiscal year 2005 to $124,767 at the end of fiscal year 2006.

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

         Electronic Media Central management believes that we will generate sufficient cash flow to support operations during the twelve months to end March 31, 2007. Sales and expenses could both continue to decline but Electronic Media Central should generate a net profit and positive cash flow from operations.

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

------------------------ -------------------------------------------------------
                                          Payments Due-by Period
------------------------ -------------------------------------------------------
       Contractual                 Less Than                           More Than
       Obligations         Total    1 Year     1-3 Years   3-5 Years    5 Years
------------------------ -------- ----------- ----------- ----------- ----------
Long-Term Debt
Obligations                None
------------------------ -------- ----------- ----------- ----------- ----------
Capital Lease
Obligations                None
------------------------ -------- ----------- ----------- ----------- ----------
Operating Lease
Obligations                None
------------------------ -------- ----------- ----------- ----------- ----------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                       None
------------------------ -------- ----------- ----------- ----------- ----------
------------------------ -------- ----------- ----------- ----------- ----------
Total                      None
------------------------ -------- ----------- ----------- ----------- ----------

         Our future results of operations and the other forward-looking statements contained in this report, in particular the statements regarding projected operations in the present fiscal year, involve a number of risks and uncertainties.

ITEM 7.  FINANCIAL STATEMENTS.
                                                                            Page
                                                                            ----

   Report   of Independent Registered Public Accounting Firm                10
   Balance Sheet as of March 31, 2006                                       11
   Statement of Operations For The Years Ended March 31,
            2006 and 2005                                                   12
   Statement of Cash Flows For The Years Ended March 31,
            2006 and 2005                                                   13
   Statement of Stockholders' Deficit For The Years Ended March 31,
            2006 and 2005                                                   14
   Notes to Financial Statements                                            15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




To the Stockholders and Board of Directors
Electronic Media Central Corporation

We have audited the accompanying balance sheet of Electronic Media Central Corporation, a California Corporation (the "Company") as of March 31, 2006 and the related statements of operations, stockholders' deficit and cash flows for the years ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electronic Media Central Corporation as of March 31, 2006 and the results of its operations and its cash flows for the year ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

Los Angeles, California
June 21, 2006

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2006

                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash & cash equivalents                                          $   6,448
     Accounts receivable, net of allowance for
        doubtful accounts of $3,700                                     124,767
     Due from related party                                              17,118
                                                                      ---------
           Total current assets                                       $ 148,333
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
     Accounts payable & accrued expenses                              $ 130,519
     Notes payable - related parties                                    112,800
     Due to related party                                                11,348
     Due to officer                                                      94,556
                                                                      ---------
           Total current liabilities                                    349,223

STOCKHOLDERS' DEFICIT
     Preferred stock, $0.001 par value;
        10,000,000 shares authorized;
        none issued and outstanding                                        --
     Common stock, $0.02 par value;
        40,000,000 shares authorized;
        1,300,000  shares issued and outstanding                         26,000
     Additional paid in capital                                          42,600
     Accumulated deficit                                               (269,490)
                                                                      ---------
                Total stockholders' deficit                            (200,890)

                                                                      ---------
                                                                      $ 148,333
                                                                      =========




              The accompanying notes are an integral part of these
                             financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                               For the Years Ended March 31,
                                                   2006             2005
                                               ------------     ------------

Net revenues                                   $    274,301     $    235,652

Cost of revenues                                    177,586          122,611

                                               ------------     ------------
     Gross profit                                    96,715          113,041

Operating expenses
     Professional fees                               33,519           19,827
     Salaries and related expenses                   36,997           39,155
     Consulting fees paid to related party           12,000             --
     Bad debts from related party                      --             90,426
     Other                                           27,368           34,337
                                               ------------     ------------
               Total operating expenses             109,884          183,745

                                               ------------     ------------
Loss from operations                                (13,169)         (70,704)

Non-operating expense
     Interest expense                               (12,032)         (10,818)

                                               ------------     ------------
Profit before income taxes                          (25,201)         (81,522)

Provision for income taxes                              800              800

                                               ------------     ------------
Net loss                                       $    (26,001)    $    (82,322)
                                               ============     ============

Basic and diluted weighted average number of
                                               ------------     ------------
  common stock outstanding                        1,181,644        1,000,000
                                               ============     ============

                                               ------------     ------------
Basic and diluted net loss per share           $      (0.02)    $      (0.08)
                                               ============     ============

*Basic and diluted weighted average number of common stock outstanding is the same since the company does not have dilutive securities




   The accompanying notes are an integral part of these financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                          Common stock
                               ---------------------------------                                             Total
                                  Number of                           Additional       Accumulated       stockholders'
                                    shares            Amount       paid in capital       deficit            deficit
                               ---------------   ---------------   ---------------   ---------------    ---------------
Balance as of March 31, 2004         1,000,000   $        20,000   $         3,600   $      (161,167)   $      (137,567)

Net income for the year                   --                --                --             (82,322)           (82,322)

                               ---------------   ---------------   ---------------   ---------------    ---------------
Balance as of March 31, 2005         1,000,000            20,000             3,600          (243,489)          (219,889)

Shares issued for cash                 300,000             6,000            39,000              --               45,000

Net loss for the year                     --                --                --             (26,001)           (26,001)

                               ---------------   ---------------   ---------------   ---------------    ---------------
Balance as of March 31, 2006         1,300,000   $        26,000   $        42,600   $      (269,490)   $      (200,890)
                               ===============   ===============   ===============   ===============    ===============







              The accompanying notes are an integral part of these
                             financial statements.


                      ELECTRONIC MEDIA CENTRAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

                                                                                       2006        2005
                                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(26,001)   $(82,322)
     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
          Bad debts from related party                                                   --        90,426
          Related party note payable issued for consulting fees and office expense      3,600        --
          Increase in accounts receivable                                             (62,722)    (28,783)
          Increase in accounts payable                                                 52,795      16,250
          Change in due from/to related party                                         (34,827)    (20,403)
          Proceeds from loans from officers                                            21,738      30,696
                                                                                     --------    --------
     Net cash provided by (used in) operating activities                              (45,417)      5,864
                                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Common shares issued for cash                                         45,000        --
                                                                                     --------    --------

NET INCREASE ( DECREASE) IN CASH & CASH EQUIVALENTS                                      (417)      5,864

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                              6,865       1,001
                                                                                     --------    --------

CASH & CASH EQUIVALENTS, ENDING BALANCE                                              $  6,448    $  6,865
                                                                                     ========    ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year                                                        $   --      $   --
                                                                                     ========    ========

Taxes paid during the year                                                           $   --      $   --
                                                                                     ========    ========








   The accompanying notes are an integral part of these financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1   ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc.). The Company is engaged in providing services for duplication, replication and packaging of DVDs and CDs. In addition, the Company has commenced the development of a new management consulting service to assist companies in complying with reporting requirements to the government and communicating with shareholders, customers and the public while growing their businesses and value.

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

Accounts receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $3,700 at March 31, 2006.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



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

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

         Accounts payable              $  87,718
         Accrued state tax                 1,557
         Accrued interest                 28,744
         Accrued accounting               12,500
                                       ---------

                                       $ 130,519
                                       =========

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended March 31, 2006, such differences were insignificant.

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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



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

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



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

Recent pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for fiscal years beginning after December 15, 2005. The adoption of SFAS 154 will not have a material impact the financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2006 FASB issued SFAS 156, "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

         1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
         2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
         3. Permits an entity to choose `Amortization method' or `Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
         4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
         5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3   UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $269,490 at March 31, 2006 and its total liabilities exceed its total assets by $200,890.

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

NOTE 4   STOCKHOLDERS' DEFICIT

During the year ended March 31, 2006, the Company issue 300,000 shares of its common stock to its Chairman for cash amounting $45,000, which is the market value at the date the board authorized the issuance. All these shares were issued in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used for the sales.

During the year ended March 31, 2005, the Company did not issue any shares.

NOTE 5   RELATED PARTY TRANSACTIONS

The Company has a receivable of $17,118 from Internet Infinity, Inc. for temporary loans in the normal course of business, interest free, unsecured and due on demand. Internet Infinity is a party related through a common controlling shareholder. George Morris is the Chief Financial Officer, Vice President,
Chairman of the Board of Directors of the Company and the controlling shareholder of the Company. As of March 31, 2006, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



    Electronic Media Central Corporation (the Company)                    82.87%
    Internet Infinity, Inc.                                               77.23%
    Morris & Associates, Inc.                                             71.30%
    Apple Realty, Inc.                                                   100.00%

During the year ended March 31, 2005, the Company incurred bad debt expense amounting to $90,426 from write off of receivable from Internet Infinity.

The Company has a loan payable of $112,800 to Apple Realty, Inc., a party related through a common controlling shareholder. The loan is secured by assets of the Company. Interest shall accrue at 6% per annum, due and payable upon demand. This loan is the remaining unpaid consulting fees and office expense provided by Apple Realty, Inc. For the year ended March 31, 2006, $3,600 of unpaid consulting fees and office expense was added to the loan.

The company recorded interest to Apple Realty, Inc. of $8,107 and $7,507 for the year ended March 31, 2006 and 2005 respectively. The interest payable amounting to $28,745 is included in account payable and accrued expense in the accompanying financial statements.

During the year ended March 31, 2006, the Company incurred consulting fees amounting to $12,000 to Apple Realty, Inc.

The Company has a payable of $11,348 to Morris & Associates, Inc. a party related through a common controlling shareholder. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

The Company has a payable to George Morris The loan amounting $94,556 at March 31, 2006, carries an interest rate of 6% per annum, is unsecured and due on October 1, 2006. The company recorded interest of $3,925 for the year ended March 31, 2006. The total interest payable on officer's loan amounted to $9,386 at March 31, 2006 and is included in due to officer in the accompanying financial statements.

During the year ended March 31, 2006, the Company issued 300,000 shares of its common stock to George Morris for cash amounting $45,000, which is the market value on the date the board of directors authorized the issuance.

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6          CONCENTRATION OF CREDIT RISK

For the fiscal year ended March 31, 2006, revenue from the Company's top five customers amounted to 93.5% with the top customer accounting for 71.5% and the following four customers at 9.6%, 4.3%, 4.2% and 3.9%, respectively. For the fiscal year ended March 31, 2005, revenue from one customer represented 93% of the Company's total revenue. Accounts receivable balance outstanding from these top five customers as of March 31, 2006 were $114,743, $0, $200, $658 and $0.

For the fiscal year ended March 31, 2006 and March 31, 2005, the Company has one vendor who represents 100% of total purchases. Accounts payable balance outstanding as of March 31, 2006 for this supplier was $60,735.

NOTE 7          INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2006 and 2005, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $260,623 as of March 31, 2006.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

Deferred tax asset - net operating loss                               $ 104,916
Less valuation allowance                                               (104,916)
                                                                      ---------

      Net deferred tax asset                                          $    --
                                                                      =========


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of
Operations:

                                                March 31, 2006    March 31, 2005

Tax expense (credit) at statutory rate-federal       (34)%             (34)%
State tax expense net of federal tax                  (6)               (6)
Changes in valuation allowance                        40                40
                                                  ----------        ----------
Tax expense at actual rate                            --                --
                                                  ==========        ==========

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



Income tax expense consisted of the following:

                                                       2006          2005
             Current tax expense:
             Federal                                $     --      $     --
             State                                         800           800
                                                    ----------    ----------
             Total current                          $      800    $      800



             Deferred tax credit:
             Federal                                $    8,840    $   27,989
             State                                       1,560         4,939
                                                    ----------    ----------
             Total deferred                         $   10,400    $   32,929
             Less: valuation allowance                 (10,400)      (32,929)
                                                    ----------    ----------
             Net deferred tax credit                      --            --

                                                    ----------    ----------
             Tax expense                            $      800    $      800
                                                    ==========    ==========

NOTE 8   SUBSEQUENT EVENT (Unaudited)

On May 12, 2006, the Company has elected to become a Business Development Company ("BDC") with the SEC. As a BDC, the Company will use a new Dba Morris Business Development Company. Our BDC is a pubic closed-end mutual fund under the 1940 Investment Company Act that will help American companies access capital by improving their operations and by helping them become registered public stock companies. In exchange for our substantial management support to the portfolio companies and help to access capital, the BDC will receive stock from the portfolio companies.

The existing duplication business operation will continue and a separate wholly owned subsidiary will be created for the new operation as soon as practical. The Company's name will be changed to Morris Business Development Corporation and will be reincorporated in Nevada to work with Nevada private equity funds as soon as practical.

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

         During the fiscal years ended March 31, 2003 and 2002 and all subsequent interim periods and to July 2, 2003, the date of resignation, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(v)).

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

ITEM 8A. CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION.

         Not applicable.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below are the names and terms of office of each of the directors, executive officers and significant employees of the company and a description of the business experience of each.

Person                     Positions and Officers                    Since   Expires
------                     ----------------------                    -----   -------
George Morris, 67          Chairman of the Board of Directors and    1996    2007
                           Chief Financial Officer                   1996    2007
                           Vice President                            2005    2007

Roger Casas, 57            Director                                  1999    2007
                           President/CEO                             2005    2007

Shirlene Bradshaw, 67      Director,                                 1999    2007
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

         ROGER CASAS. Mr. Casas has been a Director of our company since 1998. He previously served as Vice President of Operations and currently is our President and Chief Executive Officer. Roger has managed production, personnel, helped coordinate marketing efforts and managed packaging, printing and shipping on a daily basis. Prior to joining Internet Infinity, Mr. Casas was a computer software marketing manager at More Media and a Financial Consultant for Stonehill Financial in Bel Air, California from 1986 to 1987 an Account Executive for Shearson Lehman Brothers in Rolling Hills, California from 1984 to 1986 and Dean Witter Reynolds in Torrance, California, and the owner and operator of the Hillside restaurant in Torrance, California. Mr. Casas earned a Bachelor of Science in Business Administration, from Ashland University in Ashland, Oregon, along with a Bachelor of Art in Marketing and Psychology. Mr. Casas holds Series 22 and 7 licenses with the National Association of Securities Dealers, Inc. and is a registered representative with Morris Financial.

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


ITEM 10. EXECUTIVE COMPENSATION.

         No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The compensation of our president during the last three fiscal years was as follows:

----- -------- ------------------------------ -------------------------- ----------------------
                    Annual Compensation               Awards                  Payout
----- -------- ------------------------------ -------------------------- ----------------------
                                                             Securities
                                                             Underlying
                                Other Annual   Restricted    Options/     LTIP     All Other
Year  Name     Salary   Bonus   Compensation   Stock Awards  SARS(#)      Payouts  Compensation
----- -------- -------- ------ --------------- ------------- ------------ -------- -------------
2006  Casas    $29,600  0       0              0             0            0        0
----- -------- -------- ------ --------------- ------------- ------------ -------- -------------
2005  Casas    $29,600  0       0              0             0            0        0
----- -------- -------- ------ --------------- ------------- ------------ -------- -------------
2004  Casas    $29,600  0       0              0             0            0        0
----- -------- -------- ------ --------------- ------------- ------------ -------- -------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of June 26, 2006, the number of shares of Common Stock of the company beneficially owned by each officer and director of the company, individually and as a group, and by each person known to the company to be the beneficial owner of more than five percent of the Common Stock.

                                                                     Percent of
                                                       Number        Outstanding
Name and Address                                     of Shares         Shares
----------------                                     ---------         ------

Hollywood Riviera Studios (1)                          49,655            3.82
413 Avenue G, #1
Redondo Beach, CA  90277

George Morris, Chairman/CFO (2)                       809,926           62.30
413 Avenue G, #1
Redondo Beach, CA  90277

L&M Media, Inc. (1)
413 Avenue G, #1
Redondo Beach, Ca 90277                               217,714           16.75

Roger Casas, Vice President                             1,786            (3)
108 E. 228th St
Carson, CA 90745

Shirlene Bradshaw, Director                             1,714            (3)
1900 W. Artesia #38
Gardena, Ca 90745

Officers and Directors
as a group (3 persons)                              1,080,795         83.14
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our company is under the control of George Morris, who beneficially owns 82.9 percent of all outstanding stock of Electronic Media Central Corporation.

         The basis of his control is set forth in the following table:

1.       George Morris

         a.       He directly  owns 62.3  percent of  Electronic  Media  Central
                  Corporation

         b.       He owns 100 percent of Hollywood Riviera Studios

                  i.       It owns 3.82  percent  of  Electronic  Media  Central
                           Corporation

         c.       He owns 100 percent of L&M Media, Inc.

                  i. It owns 16.75 percent of Electronic Media Central Corporation.

Electronic Media Central Corporation and Pac Max Corporation Operating Structure
--------------------------------------------------------------------------------

         As of April 1, 2002, we began purchasing all of our duplication products and services from an independent supplier, Pac Max Corporation.

         Electronic Media Central Corporation took title to the products it purchased from Pac Max Corporation just as it did under the original distributorship agreement with independently owned Video Magnetics, LLC. This distributor model for taking title and selling as an independent distributor is planned for other, future business arrangements.

         Under the new arrangements, Electronic Media Central Corporation acts as a totally independent sales organization and buys products and services from an increasing variety of vendors. These vendors may drop-ship for us or we may deliver the products and services or make arrangements for the shipping through independent freight companies.

         Electronic Media invoices its customers directly and collects the receivables. Then we pay our vendors in our accounts payable.

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

Related Party Transactions
--------------------------

         Our Company has a receivable of $17,118 from Internet Infinity, Inc. for temporary loans in the normal course of business, interest free, unsecured and due on demand. Internet Infinity is a party related through a common controlling shareholder. George Morris is the Chief Financial Officer, Vice President, Chairman of the Board of Directors of our Company and the controlling shareholder of our Company. As of March 31, 2006, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

    Electronic Media Central Corporation (the Company)                    82.87%
    Internet Infinity, Inc.                                               77.23%
    Morris & Associates, Inc.                                             71.30%
    Apple Realty, Inc.                                                   100.00%

         During the year ended March 31, 2005, our Company incurred bad debt expense amounting to $90,426 from write off of receivable from Internet Infinity.

         Our Company has a loan payable of $112,800 to Apple Realty, Inc., a party related through a common controlling shareholder. The loan is secured by assets of our Company. Interest shall accrue at 6% per annum, due and payable upon demand. This loan is the remaining unpaid consulting fees and office expense provided by Apple Realty, Inc. For the year ended March 31, 2006, $3,600 of unpaid consulting fees and office expense was added to the loan.

         Our Company recorded interest to Apple Realty, Inc. of $8,107 and $7,507 for the year ended March 31, 2006 and 2005 respectively. The interest payable amounting to $28,745 is included in account payable and accrued expense in the accompanying financial statements.

         During the year ended March 31, 2006, our Company incurred consulting fees amounting to $12,000 to Apple Realty, Inc.

         Our Company has a payable of $11,348 to Morris & Associates, Inc. a party related through a common controlling shareholder. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

         Our Company has a payable to George Morris The loan amounting $94,556 at March 31, 2006, carries an interest rate of 6% per annum, is unsecured and due on October 1, 2006. Our Company recorded interest of $3,925 for the year ended March 31, 2006. The total interest payable on officer's loan amounted to $9,386 at March 31, 2006 and is included in due to officer in the accompanying financial statements.

         During the year ended March 31, 2006, our Company issued 300,000 shares of its common stock to George Morris for cash amounting $45,000, which is the market value on the date the board of directors authorized the issuance.

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

                  Fiscal Year ended March 31, 2006            $20,000
                  Fiscal Year ended March 31, 2005            $15,500

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended March 31, 2006            $-0-
                  Fiscal Year ended March 31, 2005            $-0-

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

                                                     ELECTRONIC MEDIA CENTRAL
                                   CORPORATION



Date:  June 30, 2006                    By /s/ Roger Casas
                                          --------------------------------------
                                          Roger Casas, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  June 30, 2006                       /s/ George Morris
                                          --------------------------------------
                                          George Morris, Chief Financial Officer
                                          and Director



Date:  June 30, 2006                       /s/ Roger Casas
                                          --------------------------------------
                                          Roger Casas, Director



Date:  June 30, 2006                       /s/ Shirlene Bradshaw
                                          --------------------------------------
                                          Shirlene Bradshaw, Director

                      ELECTRONIC MEDIA CENTRAL CORPORATION
                           Commission File No. 0-32345

                                  EXHIBIT INDEX

                                   FORM 10-KSB
                    For the fiscal year ended March 31, 2006


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