Form 10-Q
period 2006-06-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2006-08-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 0-32345

Electronic Media Central Corporation
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0795854 (I.R.S. Employer Identification No.)

413 Avenue G, #1 Redondo Beach, CA (Address of principal executive offices)	90277 (Zip Code)

Registrant’s telephone number, including area code (310) 493-2244

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 1, 2006, there were 1,300,000 shares of common stock, par value $0.02, issued and outstanding.

Electronic Media Central Corporation

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1     Financial Statements

ELECTRONIC MEDIA CENTRAL CORPORATION
BALANCE SHEET
JUNE 30, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS:
Cash & cash equivalents	$10,205	$5,977
Accounts receivable, net of allowance for doubtful
accounts of $3,700	22,695	5,400
Due from related party	48,360	1,981
Total current assets	$81,260	$13,357

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$72,266	$38,295
Notes payable - related parties	113,100	109,200
Due to related parties	7,906	39,185
Due to officer	87,274	58,910
Total current liabilities	280,546	245,590

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.02 par value; 40,000,000 shares authorized;
1,000,000 shares issued and outstanding at March 31, 2005	-	20,000
1,300,000 shares issued and outstanding at March 31, 2006	26,000	-
Additional paid in capital	42,600	3,600
Accumulated deficit	(267,886)	(255,833)
Total stockholders' deficit	(199,286)	(232,233)

	$81,260	$13,357

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004

Net revenues	$83,231	$37,952	$66,566

Cost of revenues	53,365	26,014	42,629

Gross profit	29,865	11,938	23,938

Operating expenses
Professional fees	11,228	2,861	4,088
Salaries and related expenses	8,752	9,109	9,652
Other	4,744	8,472	10,019
Total operating expenses	24,724	20,441	23,758

Income (loss) from operations	5,141	(8,503)	180

Non-operating income (expense):
Other income	805	-	-
Interest expense	(3,542)	(3,040)	(2,467)
Total other income (expense)	(2,736)	(3,040)	(2,467)

Profit before income taxes	2,405	(11,543)	(2,287)

Provision for income taxes	800	800	800

Net income (loss)	$1,605	$(12,343)	$(3,087)

Basic and diluted weighted average number of
common stock outstanding	1,300,000	1,000,000	1,000,000

Basic and diluted net income (loss) per share	$0.00	$(0.01)	$(0.00)

*Basic and diluted weighted average number of common stock outstanding is the same since the Company does not have dilutive securities

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,605	$(12,343)	$(3,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Decrease in accounts receivable	102,072	14,330	10,732
Decrease (increase) in accounts payable and accrued expense	(58,253)	2,886	1,439
Net cash provided by operating activities	45,424	4,873	9,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from related party	(31,242)	(1,981)	(8,307)
Increase in note payable - related party	300	-	-
Increase (decrease) in due to related parties	(3,442)	10,128	7,234
Decrease in due to officers	(7,282)	(13,908)	-
Net cash used in financing activities	(41,666)	(5,761)	(1,073)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,757	(888)	8,011

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,448	6,865	1,001

CASH & CASH EQUIVALENTS, ENDING BALANCE	$10,205	$5,977	$9,012

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-	$-

Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1     ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for duplication, replication and packaging of DVDs and CDs.

As of May 12, 2006 the Company filed Form N-54A with the United States Securities Exchange Commission to become a business development company by certifying that it is a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance with respect to issuers of such securities to the extent required by the act.

The Company has commenced the development of new management consulting services to assist client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.

NOTE 2     BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2006, 2005 and 2004, and the results of operations and cash flows for the related interim periods ended June 30, 2006, 2005 and 2004. The results of operations for the three month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2007, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed on March 31, 2006, as part of the Company’s annual report on Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements

NOTE 3     UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $267,886 at June 30, 2006, and its total liabilities exceeds its total assets by $199,286.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4     ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2006:

Account payable	$36,541
Accrued state tax	2,357
Accrued interest	30,868
Accrued accounting	2,500
$72,266

NOTE 5     RELATED PARTY TRANSACTIONS

The Company has a receivable of $48,360 from and a payable of $7,906 to parties related through a common shareholder and officer of the Company. The amounts are temporary loans in normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through a common shareholder and officer. The note amounts to $113,100 as of June 30, 2006, is due on demand, and is secured by assets of EMC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the three month period ended June 30, 2006, $300 of unpaid office expense was added to the note. The company recorded interest of $2,123, $1,948 and $1,638 for the three month periods ended June 30, 2006, 2005 and 2004, respectively. The interest payable amounting to $30,868 at June 30, 2006 is included in the accompanying financial statements.

The Company has a payable to the Company’s chairman. The loan amounting to $76,470 at June 30, 2006, carries an interest rate of 6% per annum, is unsecured, and due on March 31, 2007. The company recorded interest of $1,418, $1,092 and $650 for the three month period ended June 30, 2006, 2005 and 2004, respectively. The total interest payable on the loan amounted to $10,804 at June 30, 2006 and has been included in due to officer in the accompanying financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

George Morris is the chairman of EMC. As of June 30, 2006, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Electronic Media Central Corporation (the Company)	82.87%
Internet Infinity, Inc.	77.23%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6     CONCENTRATION OF CREDIT RISK

For the three month periods ended June 30, 2006, 2005 and 2004, revenue from one customer represents 68.2%, 95.8% and 93% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from this customer as of June 30, 2006 was $22,695.

For the three month periods ended June 30, 2006, 2005 and 2004, the Company has one vendor who represents 81.5%, 83.3% and 100% of total purchases, respectively. Accounts payable balance outstanding as of June 30, 2006 for this vendor was $36,541.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We focus on the development of opportunities to invest in eligible portfolio companies providing early stage capital, strategic guidance and operational support.

Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in mature companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

We operate as an externally managed investment company. Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company which will be formed and wholly-owned by our Chairman, George Morris. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

Our common stock trades on the over the counter bulletin board under the symbol “EMEC.”

Our financial statements have been prepared assuming we will continue as a going concern. Because we have historically incurred operating losses, and expect those losses to continue in the future, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDC’s. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDC’s are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

Generally, a BDC must be primarily engaged in the business of furnishing capital and providing managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

An eligible portfolio company is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the Securities and Exchange Commission. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDC’s may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

A BDC is permitted to invest in the securities of public companies and other investments that are not qualifying assets, but those kinds of investments may not exceed 30% of the BDC’s total asset value at the time of the investment.

A BDC must make significant managerial assistance available to the issuers of eligible portfolio securities in which it invests. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted does provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The portfolio company does not have to accept the BDC’s offer of managerial assistance, and if they do accept may be required to pay prevailing market rates for the services.

We do not currently have any subsidiaries or EPC’s, however we do have an operating division that provides services for the duplication, replication, and packaging of DVD’s and CD’s. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months ended June 30, 2006 compared to the Three Months ended June 30, 2005 and June 30, 2004

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 and 2004, and March 31, 2006, are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2004	3 Months Ended March 31, 2006

Revenue	$83,231	$37,952	119.31%	$66,566	$115,479
Cost of revenue	53,365	26,014	105.14%	42,629	76,925
Total operating expenses	24,724	20,441	20.95%	23,758	33,114

Income (loss) from operations	$5,141	$(8,503)	160.46%	$180	$5,440

Our revenues for the three months ended June 30, 2006 increased to $83,231 compared to $37,952 for the three months ended June 30, 2005, $66,566 for the three months ended June 30, 2004, and $115,479 for the three months ended March 31, 2006. This increase in revenues was a result of special sales to our largest customer.

While our revenues for the current quarter increased by 119.31% compared to a year earlier, our total operating expenses increased only 21.00%, to $24,724 for the three months ended June 30, 2006 compared to $20,441 for the three months ended June 30, 2005, $23,758 for the three months ended June 30, 2004, and $33,114 for the three months ended March 31, 2006.

As a result of the above, our income from operations for the three months ended June 30, 2006 was $5,141, compared to a loss of ($8,503) for the three months ended June 30, 2005, income of $180 for the three months ended June 30, 2004, and income of $5,440 for the three months ended March 31, 2006.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 and 2004, and March 31, 2006, are as follows:

	3 Months Ended June 30, 2006	3 Months Ended June 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2004	3 Months Ended March 31, 2006

Other income	$805	$-	100.00%	$-	$342
Interest expense	(3,542)	(3,040)	.63%	(2,467)	$3,253

Net income (loss)	$1,605	$(12,343)	213.00%	$(3,087)	$5,732

Our other income for the three months ended June 30, 2006 was $805. The interest expense was related to $3,542.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2006, we had both a small net profit and a small positive cash flow from operations. We anticipate these number will continue.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2006, compared to June 30, 2005 and March 31, 2006, are as follows:

	June 30, 2006	June 30, 2005	March 31, 2006

Cash	$10,205	$5,977	$6,448
Accounts receivable	22,695	5,400	128,462
Total current assets	81,260	13,357	131,214
Total assets	81,260	13,357	148,332
Total current liabilities	280,546	245,590	113,122
Total liabilities	280,546	245,590	349,223

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2006, we generated positive cash flow of $3,757. This was a result of net cash provided by operating activities of $45,424, offset by net cash used in financing activities of ($41,666). Net cash provided by operating activities consisted primarily of a decrease in accounts receivable of $102,072, offset by an increase in accounts payable and accrued expenses of ($58,253). We anticipate that we will continue to operate at a small net profit and generate a small positive cash flow from the operations of our DVD and CD division.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2006, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Our primary financial instruments are cash in banks and money market instruments. We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices. We do not have derivative financial instruments for speculative or trading purposes. We are not currently exposed to any material currency exchange risk.

ITEM 4.     Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II - OTHER INFORMATION

ITEM 1.      Legal proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A  Risk Factors

At the time we filed our Annual Report on Form 10-KSB, we were a Small Business Issuer as defined in Regulation S-B, and thus did not include risk factors in our filing.

ITEM 2    Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4    Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5    Other Information

There have been no events which are required to be reported under this Item.

ITEM 6     Exhibits

(a)	Exhibits

	3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation

	3.2 (1)	Bylaws of Electronic Media Central Corporation

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Form 10-SB, Commission file number 000-32345, filed with the Commission on February 13, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2006	/s/ Roger Casas

By: Roger Casas Its: Chief Executive Officer

Dated: August 10, 2006	/s/ George P. Morris

By: George P. Morris Its: Chief Financial Officer