Form 10-Q
period 2006-09-30
ELECTRONIC MEDIA CENTRAL CORP
filed 2006-11-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number O-32345

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2006, there were 1,300,000 shares of common stock, par value $0.02, issued and outstanding.

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

ITEM 1. Financial Statements

ELECTRONIC MEDIA CENTRAL CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2006 and 2005
(Unaudited)

ASSETS
	2006	2005
CURRENT ASSETS:
Cash & cash equivalents	$10,052	$3,737
Accounts receivable, net of allowance for doubtful
accounts of $3,700	20,363	11,538
Due from related party	63,635	9,027
Total current assets	$94,050	$24,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable & accrued expenses	$70,297	$46,136
Notes payable - related parties	115,560	109,200
Due to related parties	9,366	3,656
Due to officer	109,481	58,185
Total current liabilities	304,704	217,177
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.02 par value; 40,000,000 shares authorized;
1,300,000 shares issued and outstanding	26,000	26,000
Additional paid in capital	42,600	42,600
Accumulated deficit	(279,254)	(261,475)
Total stockholders’ deficit	(210,654)	(192,875)
	$94,050	$24,302

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods ended September 30,			For the Six Month Periods ended September 30,
	2006	2005	2004	2006	2005	2004

Net revenues	$40,055	$68,032	$41,662	$123,286	$105,984	$108,228
Cost of revenues	25,230	38,512	20,586	78,595	64,526	63,215
Gross profit	14,824	29,520	21,076	44,690	41,458	45,013
Operating expenses
Professional fees	9,309	12,508	623	20,537	15,369	4,711
Salaries and related expenses	8,940	8,778	9,753	17,692	17,887	19,405
Bad debts		—	—	—		18,288
Other	4,475	11,014	8,269	9,219	19,486
Total operating expenses	22,725	32,301	18,645	47,449	52,742	42,404
Income (Loss) from operations	(7,900)	(2,781)	2,431	(2,758)	(11,284)	2,609
Non-operating income (expense):
Other income	—	—	—	805	—	—
Interest expense	(3,468)	(2,860)	(2,604)	(7,010)	(5,900)	(5,071)
Total other expense	(3,468)	(2,860)	(2,604)	(6,205)	(5,900)	(5,071)
Loss before income taxes	(11,369)	(5,641)	(173)	(8,964)	(17,184)	(2,462)
Provision for income taxes	—	—	—	(800)	(800)	(800)
Net loss	$(11,369)	$(5,641)	$(173)	$(9,764)	$(17,984)	$(3,262)
Basic weighted average number of
common stock outstanding	1,300,000	1,127,174	1,000,000	1,300,000	1,063,934	1,000,000
Loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2006, 2005, AND 2004
(Unaudited)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,764)	$(17,985)	$(3,262)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Decrease in accounts receivable	104,404	50,507	6,386
Increase in account receivable - related party	—	(9,026)	(18,701)
Decrease in accounts payable	(60,222)	(31,590)	(655)
Increase in accounts payable-related parties	2,760	—	977
Net cash provided by (used in) operating activities	37,178	(8,094)	(15,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	—	45,000	—
Receipts from (payments to) officer	14,925	(14,633)	15,313
Payments to affiliates	(48,499)	(25,401)	—
Net cash provided by (used in) financing activities	(33,574)	4,966	15,313
NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,604	(3,128)	58
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,448	6,865	1,001
CASH & CASH EQUIVALENTS, ENDING BALANCE	$10,052	$3,737	$1,059
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year	$—	$—	$—
Taxes paid during the year	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the Company or EMC) was incorporated in California (formerly a division of Internet Infinity, Inc. (III)). The Company has historically been engaged in providing services for duplication, replication and packaging of DVDs and CDs.

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

NOTE 2	BASES OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2006 and 2005, and the results of operations and cash flows for the related three month and six month periods ended September 30, 2006, 2005, and 2004. The results of operations for the six month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2007, or any other period.

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

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2	BASES OF PRESENTATION AND BUSINESS, continued

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year’s presentation.

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In March 2006 FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract;
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;
3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities;
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and

5.
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

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2	BASES OF PRESENTATION AND BUSINESS, continued

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on the financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement;
b.	The date that adoption is required; and
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on the financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $279,254 and $261,475, and its total liabilities exceeds its total assets by $210,654 and $192,875 at September 30, 2006 and 2005, respectively

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4	ACCOUNT PAYABLE AND ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2006 and 2005, respectively:

	2006	2005
Account payable	$34,572	$17,474
Accrued taxes	2,357	1,600
Accrued interest	30,868	24,562
Accrued fees	2,500	2,500
	$70,297	$46,136

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has receivables of $63,635 and $9,027 from and payables of $9,366 and $3,656 to parties related through common shareholder and officer of the Company at September 30, 2006 and 2005, respectively. The amounts are temporary loans in normal course of business, interest free, unsecured and due on demand.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS
NOTE 5	RELATED PARTY TRANSACTIONS, continued

The Company has a note payable to a related party through common shareholder and officer. The note amounts to $115,560 and $109,200 at September 30, 2006 and 2005, respectively which due on demand, and are secured by assets of EMC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the three month period ended September 30, 2006, $300 of unpaid office expense was added to the note. The company recorded interest of $2,160, $1,977 and $1,663 for the three month periods ended September 30, 2006, 2005 and 2004, respectively. Interest expenses for the six month periods ended September 30, 2006, 2005, and 2004 were $4,283, $ 3,925, and $3,301, respectively. The interest payable amounting to $30,868 and $24,562 at September 30, 2006 and 2005, respectively, is included in the accompanying financial statements.

The Company has a payable to the Company’s chairman. The loan amounting $97,368 and $58,185 at September 30, 2006 and 2005, respectively, carries an interest rate of 6 % per annum, is unsecured and due on March 31, 2007. The company recorded interest of $1,309, $884 and $779 for the three month periods ended September 30, 2006, 2005 and 2004, respectively. Interest expenses for the six month periods ended September 30, 2006, 2005, and 2004 were $2,717, $1,976, and $1,429, respectively. The total interest payable on the loan amounted to $12,113 and $7,436 at September 30, 2006 and 2005, respectively, and has been included in due to officer in the accompanying financial statements.

George Morris is the chairman of EMC. As of September 30, 2006 and 2005, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

	2006	2005
Electronic Media Central Corporation (the Company)	82.87%	82.80%
Internet Infinity, Inc.	77.23%	77.10%
Morris & Associates, Inc.	71.30%	71.30%
Apple Realty, Inc.	100.00%	100.00%

NOTE 6	CONCENTRATION OF CREDIT RISK

For the six month periods ended September 30, 2006, 2005 and 2004, revenue from one customer represents 44%, 90% and 96% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from this customer as of September 30, 2006 was $5,354.

For the six month periods ended September 30, 2006, 2005 and 2004, the Company had two vendors who represent 85%, 82% and 83% of total purchases, respectively. Accounts payable balance outstanding as of September 30, 2006 for theses vendors was $8,138

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will offer to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

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

Three Months ended September 30, 2006 compared to the Three Months ended September 30, 2005 and 2004

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. During that quarter, and the quarter ended September 30, 2006, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 and 2004, and June 30, 2006, are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2004	3 Months Ended June 30, 2006
Revenue	$40,055	$68,032	(41)%	$41,662	$83,231
Cost of revenue	25,230	38,512	(21)%	20,586	53,365
Total operating expenses	22,725	32,301	(30)%	18,645	24,724
Income (loss) from operations	$(7,900)	$(2,781)	65%	$2,431	$5,141

Our revenues for the three months ended September 30, 2006 decreased to $40,055 compared to $68,032 for the three months ended September 30, 2005, $41,662 for the three months ended September 30, 2004, and $83,231 for the three months ended June 30, 2006. The decrease in revenues for the second quarter of 2006 compared to the second quarter of 2005 was due to reduced purchases of replication services. The increase in revenues for the quarter ended June 30, 2006 was a result of special sales to our largest customer.

While our revenues for the current quarter decreased by 41% compared to a year earlier (and 52% compared to last quarter), our total operating expenses decreased by 30% (8% compared to last quarter), resulting in our loss from operations for the three months ended September 30, 2006 being $(7,900) as compared to $(2,781) for the three months ended September 30, 2005 and income from operations of $2,431 for the three months ended September 30, 2004 and $5,141 for the three months ended June 30, 2006.

Our cost of revenue as a percentage of revenue has increased at 63%, 57%, and 49% for the three month periods ending September 30, 2006, 2005, and 2004, respectively. Our cost of revenue as a percentage of revenue for the three months ended June 30, 2006 was 64%. The increase in our cost of revenue as a percentage of revenue in recent periods is attributed to higher prices for a different product mix.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 and 2004, and June 30, 2006, are as follows:

	3 Months Ended September 30, 2006	3 Months Ended September 30, 2005	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2004	3 Months Ended June 30, 2006
Other income	$—	$—	—%	$—	$805
Interest expense	(3,468)	(2,860)	23%	(2,604)	(3,542)
Net income (loss)	$(11,369)	$(5,641)	50%	$(173)	$1,605

The interest expense for each of the quarters presented is related to notes owed to our Chairman George Morris.

Six Months ended September 30, 2006 compared to the Six Months ended September 30, 2005 and 2004

Results of Operations

Introduction

During the six months ended September 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. During that period, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005 and 2004, are as follows:

	6 Months Ended September 30, 2006	6 Months Ended September 30, 2005	Percentage Change Increase (Decrease)	6 Months Ended September 30, 2004
Revenue	$123,286	$105,984	16%	$108,228
Cost of revenue	78,595	64,526	22%	63,215
Total operating expenses	47,449	52,742	(10)%	42,404
Income (loss) from operations	$(2,758)	$(11,284)	(76)%	$2,609

Our revenues for the six months ended September 30, 2006 increased to $123,286 compared to $105,984 for the six months ended September 30, 2005 and $108,228 for the six months ended September 30, 2004. The increase in revenues for 2006 compared to 2005 was due to special sales to our largest customer in the first quarter.

While our revenues for the current six month period increased by 16% compared to a year earlier, our total operating expenses decreased by $5,293, or 10%, resulting in a smaller loss from operations for the six months ended September 30, 2006 of $(2,758) as compared to $(11,284) for the six months ended September 30, 2005. We had income from operations of $2,609 for the six months ended September 30, 2004, primarily because of smaller total operating expenses.

Our cost of revenue as a percentage of revenue has increased at 64%, 61%, and 58% for the six month periods ending September 30, 2006, 2005, and 2004, respectively. The increase in our cost of revenue as a percentage of revenue in recent periods is attributed to increased price competition.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the six months ended September 30, 2006, as compared to the six months ended September 30, 2005 and 2004, are as follows:

	6 Months Ended September 30, 2006	6 Months Ended September 30, 2005	Percentage Change Increase (Decrease)	6 Months Ended September 30, 2004
Other income	$805	$—	100%	$—
Interest expense	(7,010)	(5,900)	18%	(5,071)
Net income (loss)	$(9,764)	$(17,984)	(46)%	$(3,262)

The interest expense for each of the six-month periods presented is related to notes owed to our Chairman, George Morris.

Liquidity and Capital Resources

Introduction

During the six months ended September 30, 2006, we had a net loss of $(9,764), but a positive cash flow from operations of $37,178. During our first quarter, we had both a small net profit and a small positive cash flow from operations. Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of September 30, 2006, compared to September 30, 2005 and June 30, 2006, are as follows:

	September 30, 2006	September 30, 2005	June 30, 2006

Cash	$10,052	$3,737	$10,205
Accounts receivable	20,363	11,538	22,695
Total current assets	94,050	24,302	81,260
Total assets	94,050	24,302	81,260
Total current liabilities	304,704	217,177	280,546
Total liabilities	304,704	217,177	280,546

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the six months ended September 30, 2006, we generated positive cash flow of $3,604. This was a result of net cash provided by operating activities of $37,178, offset by net cash used in financing activities of $(33,574). Net cash provided by operating activities consisted primarily of a decrease in accounts receivable of $104,404, offset by a decrease in accounts payable of $(60,222). We anticipate that we will continue to operate at approximately break-even and generate a small positive cash flow from the operations of our DVD and CD division.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of September 30, 2006, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. Risk Factors

At the time we filed our Annual Report on Form 10-KSB, we were a Small Business Issuer as defined in Regulation S-B, and thus did not include risk factors in our filing.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3. Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5. Other Information

There have been no events which are required to be reported under this Item.

ITEM 6. Exhibits

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

Dated: November 13, 2006	/s/ Roger Casas
By: Roger Casas Its: Chief Executive Officer

Dated: November 13, 2006	/s/ George P. Morris
By: George P. Morris Its: Chief Financial Officer