Form 10-Q
period 2006-12-31
ELECTRONIC MEDIA CENTRAL CORP
filed 2007-02-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐.

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☐   No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 9, 2007, there were 1,300,000 shares of common stock, par value $0.02, issued and outstanding.

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

ITEM 1. Financial Statements

ELECTRONIC MEDIA CENTRAL CORPORATION
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(Unaudited)

ASSETS

	2006	2005
CURRENT ASSETS:
Cash & cash equivalents	$4,484	$18,077
Accounts receivable, net of allowance for doubtful
accounts of $3,700	12,200	31,101
Total current assets	16,685	49,178

OTHER ASSETS:
Due from related party	70,275	11,517

Total assets	$86,959	60,695

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$70,297	71,723
Notes payable - related parties	113,700	118,500
Due to related party	8,682	5,366
Due to officer	121,785	71,779
Total current liabilities	314,464	267,368

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding
Common stock; $0.02 par value; 40,000,000 shares authorized;
1,300,000 shares issued and outstanding at December 31, 2005
and December 31, 2006	26,000	26,000
Additional paid in capital	42,600	42,600
Accumulated deficit	(296,105)	(275,273)
Total stockholders' deficit	(227,505)	(206,673)

Total liabilities and stockholders' deficit	$86,959	60,695

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Unaudited)

	2006	2005	2004

Revenues	$17,853	$52,243	$59,723

Cost of revenues	13,099	35,540	17,432

Gross profit	4,753	16,703	42,291

Operating expenses
Professional fees	4,841	4,633	2,951
Salaries and related expenses	9,131	8,009	9,839
Consulting fees paid to related party	-	9,000	-
Bad debts	-	-	8,473
Other	3,789	5,981	-
Total operating expenses	17,761	27,623	21,263

Loss from operations	(13,008)	(10,920)	21,028

Non-operating income (expense):
Interest expense	(3,843)	(2,879)	(2,752)

Profit before income taxes	(16,851)	(13,799)	18,276

Provision for income taxes	-	-	-

Net profit (loss)	$(11,368)	$(13,799)	$18,276

Basic weighted average number of common stock outstanding	1,300,000	1,300,000	1,000,000

Basic net profit (loss) per share	$(0.01)	$(0.01)	$0.02

Diluted weighted average number of common stock outstanding	1,300,000	1,300,000	1,000,000

Diluted net profit (loss) per share	$(0.01)	$(0.01)	$0.02

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Unaudited)

	2006	2005	2004

Revenues	$140,421	$158,227	$167,951

Cost of revenues	90,977	100,066	80,647

Gross profit	49,444	58,161	87,304

Operating expenses
Professional fees	25,378	20,002	7,662
Salaries and related expenses	26,823	25,896	29,244
Consulting fees paid to related party	-	9,000	-
Other	13,008	25,468	26,761
Total operating expenses	65,210	80,366	63,667

Loss from operations	(15,766)	(22,205)	23,637

Non-operating income (expense):
Interest expense	(10,853)	(8,779)	(7,823)
Gain on settlement of debts, related party	805	-	-
Total other income (expense)	(10,048)	(8,779)	(7,823)

Profit before income taxes	(25,814)	(30,984)	15,814

Provision for income taxes	(800)	(800)	(800)

Net profit (loss)	$(26,614)	(31,784)	$15,014

Basic weighted average number of common stock outstanding	1,300,000	1,142,909	1,000,000

Basic net profit (loss) per share	$(0.02)	(0.03)	$0.02

Diluted weighted average number of common stock outstanding	1,300,000	1,142,909	1,000,000

Diluted net profit (loss) per share	$(0.02)	(0.03)	$0.02

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Unaudited)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(26,614)	$(31,784)	$15,014
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Related party notes payable issued for consulting fees and office expense	900	9,300	-
Increase in accounts receivable	112,567	30,945	(20,210)
Increase/(decreased) in accouts payable	(60,222)	(6,001)	4,093
Increase in accouts payable -related party	-	-	1,769
Net cash provided by operating activities	26,631	2,460	666

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for cash	-	45,000	-
Proceeds from loans from officers	27,229	(1,039)	29,619
Increase in receivables from related party	(53,157)	(11,517)	(26,364)
Increase in due from affiliates	(2,666)	(23,691)	-
Net cash provided by financing activities	(28,594)	8,753	3,255

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,963)	11,213	3,921

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,447	6,864	1,001

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,484	$18,077	$4,922

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-	$-

Taxes paid during the year	$837	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (the “Company” or “EMC”) was incorporated in California (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for duplication, replication and packaging of DVDs and CDs.

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

NOTE 2 BASES OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by EMC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2006, 2005 and 2004, and the results of operations and cash flows for the related interim periods ended December 31, 2006, 2005 and 2004. The results of operations for the three month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2007, or any other period.

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

In September 2006, FASB issued SFAS 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In September 2006, FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.	A brief description of the provisions of this Statement
b.	The date that adoption is required
c.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48)”. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of evaluating the expected effect of FIN 48 on our results of operations and financial position.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $296,105 at December 31, 2006, and its total liabilities exceeds its total assets by $227,505.

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

NOTE 4 ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2006:

Account payable	$29,712
Accrued state tax	2,357
Accrued interest	35,228
Accrued accounting	3,000
$70,297

NOTE 5 RELATED PARTY TRANSACTIONS

The Company has a receivable of $70,275 from and a payable of $8,682 to parties related through a common shareholder and officer of the Company. The amounts are temporary loans in normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through a common shareholder and officer. The note amounts to $113,700 as of December 31, 2006, is due on demand, and is secured by assets of EMC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. The company recorded interest of $4,360, $2,006 and $1,890 for the three month periods ended December 31, 2006, 2005 and 2004, respectively. Interest expenses for the nine month periods ended December 31, 2006, 2005, and 2004 were $8,643, $ 5,932, and $5,588, respectively. The interest payable amounting to $35,228 at December 31, 2006 is included in the accompanying financial statements.

ELECTRONIC MEDIA CENTRAL CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to the Company’s chairman. The loan amounting $108,030 at December 31, 2006, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2007. The company recorded interest of $1,642, $873 and $861 for the three month period ended December 31, 2006, 2005 and 2004, respectively. The total interest payable on the loan amounted to $13,755 at December 31, 2006 and has been included in due to officer in the accompanying financial statements.

George Morris is the chairman of EMC. As of December 31, 2006, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Electronic Media Central Corporation (the Company)	82.87%
Internet Infinity, Inc.	85.06%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6 CONCENTRATION OF CREDIT RISK

For the three month periods ended December 31, 2006, 2005 and 2004, revenue from the top three customers represents 86.9%, 95.8% and 100% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers as of December 31, 2006 was $12,288.

For total purchases, for the three month periods ended December 31, 2006 the Company had three top vendors who represent 72.8% and 82.3% for December 31, 2005 and one vendor for 100% for December 31, 2004. Accounts payable balance outstanding as of December 31, 2006 for these vendors was $6,097.

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

Three Months ended December 31, 2006 compared to the Three Months ended December 31, 2005 and 2004

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. During that quarter, and in subsequent quarters, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005 and 2004, and September 30, 2006, are as follows:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2005	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2004	3 Months Ended September 30, 2006

Revenue	$17,853	$52,243	(66)%	$59,723	$40,055
Cost of revenue	13,099	35,540	(63)%	17,432	25,230
Total operating expenses	17,761	27,623	(36)%	21,263	22,725

Income (loss) from operations	$(13,008)	$(10,920)	19%	$21,028	$(7,900)

Our revenues for the three months ended December 31, 2006 decreased to $17,853 compared to $52,243 for the three months ended December 31, 2005, $59,723 for the three months ended December 31, 2004, and $40,055 for the three months ended September 30, 2006. The decrease in revenues for the third quarter of 2006 compared to the third quarter of 2005 was due to reduced purchases of replication services.

While our revenues for the current quarter decreased by 66% compared to a year earlier (and 55% compared to last quarter), our total operating expenses decreased by only 36% (22% compared to last quarter), resulting in our loss from operations for the three months ended December 31, 2006 being $(13,008) as compared to $(10,920) for the three months ended December 31, 2005 and income from operations of $21,028 for the three months ended December 31, 2004 and a loss from operations of $(7,900) for the three months ended September 30, 2006.

Our cost of revenue as a percentage of revenue has increased at 73%, 68%, and 29% for the three month periods ending December 31, 2006, 2005, and 2004, respectively. Our cost of revenue as a percentage of revenue for the three months ended September 30, 2006 was 63%. The increase in our cost of revenue as a percentage of revenue in recent periods is attributed to reduced revenue and higher prices for a different product mix.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005 and 2004, and September 30, 2006, are as follows:

	3 Months Ended December 31, 2006	3 Months Ended December 31, 2005	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2004	3 Months Ended September 30, 2006

Other income	$-	$-	-	$-	$-
Interest expense	(3,843)	(2,879)	33%	(2,752)	(3,468)

Net income (loss)	$(11,368)	$(13,799)	(18)%	$18,276	$(11,369)

The interest expense for each of the quarters presented is related to notes owed to our Chairman George Morris.

Nine Months ended December 31, 2006 compared to the Nine Months ended December 31, 2005 and 2004

Results of Operations

Introduction

During the nine months ended December 31, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. During that period, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005 and 2004, are as follows:

	9 Months Ended December 31, 2006	9 Months Ended December 31, 2005	Percentage Change Increase (Decrease)	9 Months Ended December 31, 2004

Revenue	$140,421	$158,227	(11)%	$167,951
Cost of revenue	90,977	100,066	(9)%	80,647
Total operating expenses	65,210	80,366	(19)%	63,667

Income (loss) from operations	$(15,766)	$(22,205)	(29)%	$23,637

Our revenues for the nine months ended December 31, 2006 decreased to $140,421 compared to $158,227 for the nine months ended December 31, 2005 and $167,951 for the nine months ended December 31, 2004.

While our revenues for the current nine month period decreased by 11% compared to a year earlier, our total operating expenses decreased by $15,156, or 19%, resulting in a smaller loss from operations for the nine months ended December 31, 2006 of $(15,766) as compared to $(22,205) for the nine months ended December 31, 2005. We had income from operations of $23,637 for the nine months ended December 31, 2004, primarily because of higher revenue and smaller total operating expenses.

Our cost of revenue as a percentage of revenue has increased at 65%, 63%, and 48% for the nine month periods ending December 31, 2006, 2005, and 2004, respectively. The increase in our cost of revenue as a percentage of revenue in recent periods is attributed to increased price competition.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005 and 2004, are as follows:

	9 Months Ended December 31, 2006	9 Months Ended December 31, 2005	Percentage Change Increase (Decrease)	9 Months Ended December 31, 2004

Other income	$-	$-	-%	$-
Interest expense	(10,853)	(8,779)	24%	(7,823)

Net income (loss)	$(26,614)	$(31,784)	(16)%	$(15,014)

The interest expense for each of the nine-month periods presented is related to notes owed to our Chairman, George Morris.

Liquidity and Capital Resources

Introduction

During the nine months ended December 31, 2006, we had a net loss of $(26,614), but a positive cash flow from operations of $26,631. Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2006, compared to December 31, 2005 and September 30, 2006, are as follows:

	December 31,	December 31,	September 30,
	2006	2005	2006

Cash	$4,484	$18,077	$10,052
Accounts receivable	12,200	31,101	20,363
Total current assets	16,685	49,178	94,050
Total assets	86,959	60,695	94,050
Total current liabilities	314,464	267,368	304,704
Total liabilities	314,464	267,368	304,704

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the nine months ended December 31, 2006, we generated negative cash flow of $(1,963). This was a result of net cash provided by operating activities of $26,631, offset by net cash used in financing activities of $(28,594). Net cash provided by operating activities consisted primarily of an increase in accounts receivable of $112,567, offset by a decrease in accounts payable of $(60,222). We anticipate that we will continue to operate at approximately break-even and generate a small positive cash flow from the operations of our DVD and CD division.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of December 31, 2006, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

Dated: February 9, 2007	/s/ Roger Casas
By: Roger Casas
Its: Chief Executive Officer

Dated: February 9, 2007	George P. Morris
By: George P. Morris
Its: Chief Financial Officer