Form 10-K
period 2007-03-31
Morris Business Development Co
filed 2007-07-03
CIK 1133901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  O-32345

Morris Business Development Company
(Exact name of registrant as specified in its charter)

California	33-0795854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

413 Avenue G, #1 Redondo Beach, CA	90277
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (310) 493-2244

Electronic Media Central Corporation
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.02
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $537,720, based on the closing price of $2.00 for our common stock on September 30, 2006.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date.  As of June 29, 2007, there were 1,300,000 shares of common stock, par value $0.02, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

Morris Business Development Company

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading  “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Business Development

Morris Business Development Company, a California corporation (referred to as “we,” “us,” “our” or the “Company”) was incorporated on March 10, 1998, in the State of California, as Electronic Media Central Corporation.  Prior to our incorporation, we commenced sales distribution operations in late 1996 as a division of Internet Infinity, Inc. (“Internet Infinity”).  Following our incorporation, on April 1, 1998, we continued to provide such services as a 100% wholly owned subsidiary of Internet Infinity.  Internet Infinity supplied us with management support to launch our sales distribution activities.

On September 28, 2001, all 500,000 of our issued and outstanding shares of common stock, held by Internet Infinity, were distributed to the Internet Infinity shareholders of record as of September 18, 2001.

Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC.  In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years had been wholly owned by George Paul Morris, our Chairman, Chief Financial Officer and Secretary and the controlling shareholder of both Internet Infinity and us.  L&M Media was supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation, through March 31, 2002.  All products and services were provided by Pac Max Corporation of Brea, California and less than five other independent suppliers.

On May 12, 2006, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.

On March 30, 2007, we changed our name to Morris Business Development Company.

Description of Business

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

We operate as an externally managed investment company.  Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company, BDC Fund Management, LLC, which is formed and wholly-owned by our Chairman, George Morris.  We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

We do not currently have any subsidiaries or EPC’s, however we do have an operating division that provides services for the duplication, replication, and packaging of digital video disks (“DVD”) and compact disks (“CD”).  We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Morris Business Development Company Services

We market the services of our BDC through the internet, telephone, direct mail and trade conferences.  The financial and management consulting services industry is highly competitive.  However, the BDC delivery of these services to smaller American companies under $100-million in revenue is limited to 100 Business Development Companies operating under the 1940 Investment Act.

Our President George Morris and one in-house sales person are actively engaged in sales of BDC services.

Electronic Media Duplication Services

We provide electronic media duplication, replication, and packaging services for CD’s and DVD’s.

Our sales of electronic media duplication services are primarily the duplication of a customer’s pre-recorded video programs.  The customer’s programs are principally used for education, promotion and documentation of the customer’s products or services.  We provide services to create multiple copies of a customer’s material on CD and DVD formats.  The main target markets for our services are business, religious, government and other non-profit organizations.  We do not provide services to the adult entertainment industry.

We charge a customer for electronic media duplication services by quoting a price per piece duplicated to the customer.  The price is based on the number of pieces duplicated, the length of the customer’s program and the specific requirements.  The greater the number of pieces a customer orders at one time, the lower the price per piece.  A longer customer program will cost more per piece.

Suppliers and Sub-Contractors

Our duplication services orders are manufactured and fulfilled through unrelated independent suppliers.  Our sales representative is responsible for managing his own clients.  We are responsible for sales force compensation of one sales person at $3,000 per month plus incentives.  In addition, we pay George Morris, our Chairman, Chief Financial Officer, Secretary and controlling shareholder, $200 per month salary for sales and marketing consulting.

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

We compete with both price and customer service.  We are constantly negotiating for the best price from our supplier.  This is necessary to allow us to compete on price to our customers.  In addition, we monitor offers from competitors on the Internet, through direct mail and through comparison-shopping to remain competitive.  With our competitive prices and our offering special delivery service in Southern California, special design consultation and fast order fulfillment, customers are willing to leave their masters with us for convenient repeat orders.  Our sales person is able to provide advice and assistance to a customer as he prepares their job for duplication with us.  Special situations include handling special orders requiring faster turnaround time than normal delivery.  We strive to maintain a high level of customer service to be competitive.

Advertising and Promotion

Our advertising and promotion is primarily electronic-media focused. We engage in telephone and Internet campaigns to prospect for new customers in the electronic duplication business.  In addition, we use direct mail to prospect for new customers.

Employees

The number of employees required to operate our business is currently two full-time employees and one part-time employee.  We can upscale our staffing based on sales growth and our business need.

ITEM 1A – RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review.  These risk factors and other considerations include:

We have a limited operating history.

We have been providing our electronic media duplication, replication, and packaging services as a corporation since March 10, 1998 and our business development services since May 12, 2006.  As such, we have a limited operating history as a BDC and our business and prospects must be considered in light of the risks and uncertainties to which small companies in highly competitive industries such as electronic media duplication and undercapitalized companies in industries such as business development services are exposed, respectively.  We cannot provide assurances that our business strategy will be successful or that we will successfully address those risks and the risks described herein.

•	If we are unable to secure future capital, we will be unable to continue our operations.

•
Our electronic media duplication, replication, and packaging services business has not been consistently profitable in the past and it may not be profitable in the future.  Our business development business has likewise not been profitable in the past and it may not be profitable in the future.  We may incur losses on a quarterly or annual basis for a number of reasons, some within and others outside our control.  The growth of our business will require the commitment of substantial capital resources.  If funds are not available from operations, we will need additional funds.  We may seek such additional funding through public and private financing, including debt or equity financing. Adequate funds for these purposes, whether through financial markets or from other sources, may not be available when we need them.  Even if funds are available, the terms under which the funds are available to us may not be acceptable to us. Insufficient funds may require us to delay, reduce or eliminate some or all of our planned activities.

To successfully execute our current strategy, we will need to improve our working capital position.  The report of our independent auditors accompanying our financial statements includes an explanatory paragraph indicating there is a substantial doubt about the Company’s ability to continue as a going concern due to recurring losses.  We plan to overcome the circumstances that impact our ability to remain a going concern through a combination of increased revenues and decreased costs, with interim cash flow deficiencies being addressed through additional equity financing.

We will likely experience fluctuation in our quarterly performance.

Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on our results of operations.  The factors related to our business development business include: the timing of services announcements and subsequent introductions of new or enhanced services by us and by our competitors, the market acceptance of our services, changes in our prices and in our competitors’ prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, and changes in general economic conditions.

We may experience significant quarterly fluctuations in revenues and operating expenses as we introduce new services, especially as we enter the BDC business.  Furthermore, quarterly results are not necessarily indicative of future performance for any particular period.

Since our competitors have greater financial and marketing resources than we do, we may experience a reduction in market share and revenues.

The markets for our products and services are highly competitive and rapidly changing.  Some of our current and prospective competitors have significantly greater financial, technical, marketing resources than we do.  Our ability to compete in our markets depends on a number of factors, some within and others outside our control.  These factors related to our business development business include: the frequency and success of product and services introductions by us and by our competitors, the selling prices of our products and services and of our competitors’ products and services, the performance of our products and of our competitors’ products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

We are dependent upon one major customer for a significant percentage of our sales, and the loss of this key customer would materially reduce our revenues.

We have one major customer for our duplication division, which represents 93% of our total revenues for the year ended March 31, 2007.  Our dependence on this key customer means that the loss of this key customer, or any reduction in its work orders would materially reduce our revenues.  We expect that sales of our services to this key customer will continue to contribute materially to our revenues in the foreseeable future.  The loss of, or a significant reduction in purchases by this key customer could harm our business, financial condition and results of operations.

We rely on a limited number of third-party suppliers to provide all of the services and products we resell and distribute.

All of the products and services we resell and distribute for our duplication division are supplied by  a very limited number of unrelated, independent suppliers.  There can be no assurance that there will not be a significant disruption in the supply of such products and services from a supplier or, in the event of a disruption, that we would be able to locate alternative suppliers of such products and services of comparable quality at an acceptable price, or at all.  In addition, we cannot be certain that our unaffiliated suppliers will be able to fill our orders in a timely manner.  If we experience significant increased demand, or need to replace Pac Max Corporation, there can be no assurance that alternative suppliers will be available when required on terms that are acceptable to us, or at all, or that any supplier would allocate sufficient capacity to us in order to meet our requirements.  In addition, even if we are able to find new suppliers, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers in our methods, products and quality control standards.  Any delays, interruption or increased costs in the supply of such products and services could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

If our operations continue to result in a net loss, negative working capital and a decline in net worth, and we are unable to obtain needed funding, we may be forced to discontinue operations.

For several recent periods, up through the present, we had a net loss, negative working capital and a decline in net worth, which raise substantial doubt about our ability to continue as a going concern.  Our ability to continue operations will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding, we may be forced to discontinue operations.

We have never paid any dividends on our common stock.

We have not paid any cash dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future.

Since we have limited experience with portfolio investment companies we may encounter problems that would negatively impact our financial condition.

Our experience with portfolio investments is limited and we may encounter problems or underlying liabilities with portfolio companies that would put our investment or our business at risk.  We may in our effort to correct or reverse these problems encounter significant accounting or legal expense that would deplete our working capital.  These corrective efforts would adversely impact our working capital.  We may also incorrectly estimate the value of our investments which would require a subsequent restatement or require an updated valuation due to our lack of experience with portfolio investments.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future.  Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

Our share ownership is concentrated.

Our officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 83% of our voting shares.  As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day to day management of the business.  This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock by discouraging third party investors.  In addition, the interests of these stockholders may not always coincide with the interests of the Company’s other stockholders.

We may change our investment policies without further shareholder approval.

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our investments may not generate sufficient income to cover our operations.

We intend to make investments in qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income either in the immediate future or at all.  As a result, we may have to sell additional stock or borrow money to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

Our executive officers and directors have the ability to appoint a majority to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

Our board of directors will value our portfolio investments.

There is typically no public market of equity securities of the small privately held companies in which we intend to invest.  As a result, the valuation of the equity securities in our portfolio is likely to be stated at fair value as determined by the good faith estimate of our Board of Directors.  In the absence of a readily ascertainable market value, the estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready market for the equity securities existed.

We plan to target portfolio companies that are development stage companies dependent upon the successful commercialization of their goods or services.  Each of our investments in portfolio companies is subject to a high degree of risk, and we may lose all of our investment in a portfolio company if it is not successful.

We will be investing in development stage companies that we believe can benefit from our expertise in structural support and market entry.  Development stage companies are subject to all of the risks associated with new businesses.  These risks include the risk that new business opportunity cannot become commercially viable, may not work, or become obsolete.  We cannot assure that any of our investments in our portfolio companies will be successful.  Our portfolio companies will be competing with larger, established companies with greater access to, and resources for, further development requiring capital resources beyond our ability.  We may lose our entire investment in any or all of our portfolio companies.  Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing.  Commercial success is difficult to predict and the marketing efforts of our expected portfolio companies may not be successful.

The securities we hold in our portfolio companies may be subject to restriction on resale, and we may not be able to sell the securities we hold for amounts equal to their recorded value, if at all.

Some of our portfolio companies may become thinly traded public companies or remain private companies.  As a result, substantially all of the securities we hold in our portfolio companies are subject to legal restrictions on resale.  Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities.  Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

We are subject to substantive SEC regulations as a business development company.

Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders' interests, and interpretations of these laws and regulations may change with unpredictable consequences.  Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Market rules, are creating additional expense and uncertainty for publicly held companies in general, and for business development companies in particular.  These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We have made no investments into other companies.

Although we have a division that provides electronic media duplication, replication, and packaging services, we have very few assets.  We need to raise capital before we can make substantive investments into, and offer managerial assistance to, other companies.  We may not be successful in raising capital.  If we are successful in raising capital, we may make investments that turn out to be worthless.

We have never had any annual net profit and there is no assurance that we will be able to achieve the financing necessary to enable us to precede with the development of our business plan.

We have never generated an annual net profit.  Our primary activity to date has been our electronic media duplication, replication, and packaging services, and more recently, the development of our BDC business plan.  Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business.  These include, but are not limited to, inadequate funding, competition, and investment development.  Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  We may not ever be profitable.

We need to raise capital in order to fulfill our business plan.

To date we have relied on sales revenue from our electronic media duplication, replication, and packaging services and private loans and equity investments from George Paul Morris, our Chairman, Chief Financial Officer and Secretary and controlling shareholder to fund operations.  We have generated little revenue and have extremely limited cash liquidity and capital resources.  Any equity financings could result in dilution to our stockholders.  Debt financing may result in high interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we may be required to reduce or curtail operations.

The services of our directors, officers and key staff are essential to our future success.

We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of Roger Casas, our Chief Executive Officer and George Morris, Ph.D., our Chairman of the Board, President, and Chief Financial Officer.  Any loss or interruption of our key personnel’s services could adversely affect our ability to develop our business plan.  Our future success depends to a significant extent on the continued service and coordination of our senior management team and we cannot assure you we would be able to find an appropriate replacement for key personnel.  We have no employment agreements or life insurance on Mr. Casas or Dr. Morris.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

George Morris, our chairman, provides approximately 100 square feet of office space in Redondo Beach, California, at $100 a month.  Since our move from the Pac Max facilities at a cost of $2,700 a month, we currently pay our Chief Executive Officer, Roger Casas, $350 per month for the use of his home, and $140 a month for public storage.  There is a large amount of office space available for less than $2.00 per square foot within the three miles of the existing office.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to, or threatened by, any litigation or procedures.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2007, stockholders owning a majority of our outstanding voting stock approved by written consent an amendment to our Certificate of Incorporation to effectuate a name change from Electronic Media Central Corporation to Morris Business Development Company.  Shareholders representing 1,075,999 of the 1,300,000 possible votes, or 83%, approved the amendment.  There were no votes against the amendment, or withheld, and because the amendment was approved by written consent, there were no abstentions or broker non-votes.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since December 2001, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol “EMEC” through March 31, 2007.  Subsequently, in conjunction with the name change to Morris Business Development Company, our OTCBB trading symbol will be changed.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year,		Bid Prices
Ended
March 31	Period	High	Low

2005	First Quarter	$0.15	$0.10
	Second Quarter	$2.25	$0.15
	Third Quarter	$0.75	$0.55
	Fourth Quarter	$0.55	$0.55

2006	First Quarter	$1.05	$0.55
	Second Quarter	$1.75	$1.01
	Third Quarter	$2.10	$1.10
	Fourth Quarter	$1.10	$1.10

2007	First Quarter (through June 26, 2007)	$1.20	$1.20

Holders

The number of holders of record of shares of our common stock is approximately thirty six (36).  Approximately 107,227 shares of common stock are held in brokerage accounts and represent approximately one hundred seventy nine (179) additional shareholders.

Dividend Policy

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company	For the Years Ended March 31,

	2007	2006	2005	2004	2003

Statement of Operations Data:

Total revenues	$156,728	274,301	235,652	325,900	297,820

Income (loss) from continuing operations	(38,902)	(13,169)	(70,704)	(19,274)	(93,896)

Net income (loss)	(49,444)	(26,001)	(82,322)	56	(94,696)

Net income (loss) per common share from continuing operations	(0.04)	(0.02)	(0.08)	0.00	(0.09)

Balance Sheet Data:

Current assets	$88,144	148,333	68,910	34,263	32,410
Total assets	88,144	148,333	68,910	88,727	32,410

Current liabilities	338,478	349,223	288,799	117,094	60,833
Total liabilities	338,478	349,223	288,799	226,294	170,033
Total stockholders’ equity (deficit)	(250,335)	(200,890)	(219,889)	(137,567)	(137,623)

Total dividends per common share	-	-	-	-	-

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Introduction

Our revenues for the fourth quarter of 2007 were $16,307, compared to $116,074 for the same quarter in 2006, a decrease of approximately 86%.  This large decrease was a result of a decrease in the number of customers for our CD duplication business.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, and December 31, 2006, are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change	3 Months Ended December 31, 2006

Revenue	$16,307	$116,074	(86.0)%	$17,853
Cost of revenue	9,087	77,520	(88.3)%	13,099
Total operating expenses	30,355	29,518	2.8%	17,761

Income (loss) from operations	$(23,135)	$9,036	(356.0)%	$(13,008)

Our revenues for the three months ended March 31, 2007 decreased to $16,307 compared to $116,074 for the three months ended March 31, 2006, and $17,853 for the three months ended December 31, 2006.  The decrease in revenues for the fourth quarter of 2007 compared to the fourth quarter of 2006 was due to reduced purchases of replication services.

During the three month periods ended March 31, 2007 and 2006 and December 31, 2006, we incurred a cost of revenue of $9,087, $77,520, and $13,099, respectively.  Our cost of revenue as a percentage of revenue has decreasedat 55.7%, 66.8%, and 73.4% for the three month periods ended March 31, 2007 and 2006 and December 31, 2006, respectively.  The decrease in our cost of revenue as a percentage of revenue in recent periods is attributed to a decrease in the number of customers for our CD duplication business.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the three months ended March 31, 2007 and 2006, as compared to the three months ended December 31, 2006 are as follows:

	3 Months Ended March 31, 2007	3 Months Ended March 31, 2006	Percentage Change	3 Months Ended December 31, 2006

Other income	$4,590	$-	-	$-
Interest expense	(4,284)	(3,253)	31.7%	(3,843)

Net income (loss)	$(22,830)	$5,783	(494.8)%	$(11,368)

Results of Operations for the Years ended March 31, 2007 and 2006

Introduction

In 2007, our revenues were $156,728, compared to $274,301 in 2006, a decrease of approximately 43%.  This decrease was a result of a decrease in the number of customers for our CD duplication business.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the year ended March 31, 2007 as compared to the year ended March 31, 2006 and 2005 are as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006	Percentage Change	Year Ended March 31, 2005

Revenue	$156,728	$274,301	(42.9)%	$235,652
Cost of revenue	100,064	177,586	(43.7)%	122,611
Total operating expenses	95,565	109,884	(13.0)%	183,745

Loss from Operations	$(38,902)	$(13,169)	195.4%	$(70,704)

Revenues for the year ended March 31, 2007 were $156,728 a decrease of $117,573 from $274,301, for the same period ended March 31, 2006.  All of our revenue was generated by our electronic media duplication, replication, and packaging division.  The decrease in revenue was due to a decrease in the number of customers for our CD duplication business.

Cost of revenues for the year ended March 31, 2007 was $100,064, a decrease of $77,522 from $177,586 for the same period ended March 31, 2006.  The decrease in cost of revenues was primarily due to the decrease in revenue compared to last year.

Operating expenses were $95,565 and $109,884, respectively, for the years ended March 31, 2007 and 2006.  The operating expenses incurred during each of the years were:

	Year Ended March 31, 2007	Year Ended March 31, 2006	Percentage Change	Year Ended March 31, 2005

Operating Expenses:
Professional fees	$40,916	$33,519	22.1%	$19,827
Salaries and related expenses	30,769	36,997	(16.8)%	39,155
Consulting fees paid to related parties	500	12,000	(95.8)%	-
Bad debts from related party	-	-	%	90,426
Other	23,380	27,368	(14.6)%	34,337
Total Operating Expenses	95,565	109,884	(13.0)%	183,745

Total operating expenses were $95,565 for the year ended March 31, 2007 versus $109,884 for the year ended March 31, 2006, which resulted in a decrease of $14,319.  Operating expenses consist primarily of professional fees, salaries and related expenses, consulting fees paid to related parties, bad debts from related party, and other.  The overall decrease in operating expenses was primarily due to the decrease in consulting fees paid to related parties of $500 in 2006, compared to $12,000 the prior year period.  The decrease of $11,500 was due to a reduction in consulting fees paid to Apple Realty, Inc.  In addition there was a decrease of $6,228 from $36,997, to $30,769 in salaries and related expenses during the twelve months ending March 31, 2007, compared to the same prior period.  The decrease in salaries and related expenses was due to the officers and employees taking salary reductions and not accruing salaries.  There was also a 14.6% decrease in other expense in 2007 compared to 2006.  These decreases were partially offset by an increase in professional fees of $40,916, and $33,519, for the year ending March 31, 2007, and 2006, respectively.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the years ended March 31, 2007, 2006 and 2005 are as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006	Percentage Change	Year Ended March 31, 2005

Other income	$5,395	$-	-	$-
Interest expense	(15,137)	(12,032)	25.8%	(10,818)
Total other income (expenses)	(9,742)	(12,032)	(19.0)%	(10,818)

Net income (loss)	$(49,444)	$(26,001)	90.2%	(82,322)

The interest expense for each of the years presented is related to notes owed to George Morris, our Chairman, Chief Financial Officer and Secretary.

During the twelve months ended March 31, 2007, our total other expenses decreased by 19.0% compared to the twelve months ended March 31, 2006.  The decrease was primarily the result of a $5,395 gain on the settlement of debts in 2006.  The net loss for the year ended March 31, 2007 was $49,444, versus a net loss of $26,001 for the year ended March 31, 2006.  This resulted in a 90.2% increase in net loss in 2006 compared to 2005.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2007, we had a net loss of $(49,444), but a positive cash flow from operations of $12,940.  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2007, as compared to March 31, 2006, December 31, 2006, and March 31, 2005 were as follows:

	March 31,	March 31,	December 31,	March 31,
	2007	2006	2006	2005

Cash	$1,118	$6,448	$4,484	$6,865
Accounts receivable	10,988	124,767	12,200	62,045
Total current assets	88,144	148,333	16,685	68,910
Total assets	88,144	148,333	86,959	68,910
Total current liabilities	338,478	349,223	314,464	288,799
Total liabilities	338,478	349,223	314,464	288,799

Cash Requirements

As of March 31, 2007, we had a total shareholder deficit of $250,335.  Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital.  Funds will also be utilized for continued legal and professional fees as a result of continuing litigation and reserve or deposit requirements which are a result of our administrative support business of Enstruxis.  We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2007 and 2006 were $12,940 and $(32,328), respectively.  For the twelve months ended March 31, 2007, the net loss of $(49,444) was primarily offset by a decrease in accounts receivable of $113,779.  Net cash provided by operating activities increased due to the aforementioned decrease in accounts receivable of $113,779.  We anticipate that we will continue to operate at approximately break-even and generate a small positive cash flow from the operations of our DVD and CD division.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2007 and 2006, were $(18,270) and $31,911, respectively..

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and no eligible portfolio companies, there is no quantitative information, as of the end of March 31, 2007, about market risk that has any impact on our present business.  Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Morris Business Development Company, Corporation

We have audited the accompanying balance sheet of Morris Business Development Company, formerly Electronic Media Central, a California Corporation (the “Company”) as of March 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company, Corporation as of March 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended March 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

June 14, 2007

MORRIS BUSINESS DEVELOPMENT COMPANY, CORPORATION
(FORMERLY ELECTRONIC MEDIA CENTRAL, CORPORATION)
BALANCE SHEETS
MARCH 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,118	$6,448
Accounts receivable, net of allowance for doubtful accounts of $3,700 and $3,700 respectively	10,988	124,767
Due from related parties	76,037	17,118

Total assets	$88,144	$148,333

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$77,924	$130,519
Notes payable - related parties	114,000	112,800
Due to related party	7,850	11,348
Due to officer	138,704	94,556
Total current liabilities	338,478	349,223

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;10,000,000 shares authorized;none issued and outstanding	-	-
Common stock, $0.02 par value;40,000,000 shares authorized; 1,300,000 and 1,300,000 shares issued and outstanding respectively	26,000	26,000
Additional paid in capital	42,600	42,600
Accumulated deficit	(318,935)	(269,490)
Total stockholders' deficit	(250,335)	(200,890)

Total liabilities and stockholders' deficit	$88,144	$148,333

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY, CORPORATION
(FORMERLY ELECTRONIC MEDIA CENTRAL, CORPORATION)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	2007	2006	2005

Net revenues	$156,728	$274,301	$235,652

Cost of revenues	100,064	177,586	122,611

Gross profit	56,663	96,715	113,041

Operating expenses
Professional fees	40,916	33,519	19,827
Salaries and related expenses	30,769	36,997	39,155
Consulting fees paid to related party	500	12,000	-
Bad debts from related party	-	-	90,426
Other	23,380	27,368	34,337
Total operating expenses	95,565	109,884	183,745

Loss from operations	(38,902)	(13,169)	(70,704)

Non-operating income (expense)
Interest expense	(15,137)	(12,032)	(10,818)
Gain on settlement of debts	5,395	-	-
Total other expense	(9,742)	(12,032)	(10,818)

Loss before income taxes	(48,644)	(25,201)	(81,522)

Provision for income taxes	800	800	800

Net loss	$(49,444)	$(26,001)	$(82,322)

Basic and diluted weighted average number of common stock outstanding	1,300,000	1,181,644	1,000,000

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.08)

Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY, CORPORATION
(FORMERLY ELECTRONIC MEDIA CENTRAL, CORPORATION)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	Common stock				Total
	Number of		Additional	Accumulated	stockholders'
	shares	Amount	paid in capital	deficit	deficit
Balance as of March 31, 2004	1,000,000	$20,000	$3,600	$(161,167)	$(137,567)

Net income for the year	-	-	-	(82,322)	(82,322)

Balance as of March 31, 2005	1,000,000	20,000	3,600	(243,489)	(219,889)

Shares issued for cash	300,000	6,000	39,000	-	45,000

Net loss for the year	-	-	-	(26,001)	(26,001)

Balance as of March 31, 2006	1,300,000	26,000	42,600	(269,490)	(200,890)

Net loss for the year	-	-	-	(49,444)	(49,444)

Balance as of March 31, 2007	1,300,000	$26,000	$42,600	$(318,935)	$(250,335)

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY, CORPORATION
(FORMERLY ELECTRONIC MEDIA CENTRAL, CORPORATION)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(49,444)	$(26,001)	$(82,322)
Adjustments to reconcile net loss to net cash provided by (used in)operating activities:
Bad debts from related party	-	-	90,426
Gain on debt settlement	(5,395)	-	-
Related party note payable issued for consulting fees & office expense	1,200	3,600	-
Decrease (Increase) in accounts receivable	113,779	(62,722)	(28,783)
Increase (Decrease) in accounts payable	(47,200)	52,795	16,250
Net cash provided by (used in) operating activities	12,940	(32,328)	(4,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	45,000	-
Proceeds from loans from officers	44,148	21,738	30,696
Decrease (Increase) in receivables from related party	(58,919)	(34,827)	(20,403)
Increase (decrease) in due to affiliates	(3,498)	-	-
Net cash provided by (used in) financing activities	(18,270)	31,911	10,293

NET DECREASE IN CASH & CASH EQUIVALENTS	(5,330)	(417)	5,864

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	6,448	6,865	1,001

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,118	$6,448	$6,865

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-	$-

Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

On April 1, 1998, Morris Business Development Company, formerly Electronic Media Central, Corporation (the Company or MBDC) was incorporated in California (formerly a division of Internet Infinity, Inc. (III)).  The Company is engaged in providing services for duplication, replication and packaging of DVDs and CDs.

As of May 12, 2006 the Company filed Form N-54A with the United States Securities Exchange Commission to become a business development company by certifying that it is a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act.

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.

On March 29, 2007 the Company registered a name change to Morris Business Development Company with the California Secretary of State.

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Accounts receivable and allowance for doubtful debts amounted to $3,700 and $3,700 as at March 31, 2007 and 2006 respectively.

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2007 and 2006:

	2007	2006
Account payable	$25,605	87,718
Accrued state tax	2,357	1,557
Accrued interest	37,462	28,744
Accrued accounting	12,500	12,500
Total	$77,924	$130,519

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. . For the years ended March 31, 2007 and 2006, such differences were insignificant.

Stock-based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. The company did not have any warrants outstanding as at March 2007 and 2006.

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

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended March 2007, 2006 and 2005 were insignificant.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s financial statements as substantially all of the Company's operations are conducted in one industry segment.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

MORRIS BUSINESS DEVELOPMENT CORPORATION
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

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. The management is currently evaluating the effect of this pronouncement on financial statements.

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $318,935 at March 31, 2007, and its total liabilities exceeds its total assets by $250,335.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing the new business development company activities and additional funding from strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 4	STOCKHOLDERS’ DEFICIT

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

The Company has a receivable of $76,037 and $17,118 from and a payable of $7,850 and $11,348 to parties related through common shareholder and officer of the Company. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to $114,000 and $112,800 as of March 31, 2007 and 2006, respectively, due on demand, and is secured by assets of EMC.  Interest shall accrue at 6% per annum, due and payable upon demand.  This note is the remaining unpaid consulting fees and office expense provided by the related party. During the twelve month periods ended March 31, 2007, $1,200 of unpaid office expense was added to the note. The interest payable amounting to $ 37,462 and $28,745 at March 31, 2007 and 2006, respectively, is included in the accompanying financial statements.

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to the Company’s chairman.  The loan amounting $122,899 and $94,556 at March 31, 2007 and 2006, respectively, carries an interest rate of 6 % per annum, is unsecured and due on March 31, 2008. The company recorded interest of $6,419, $3,925, and $3,311 for the twelve month periods ended March 31, 2007, 2006 and 2005, respectively. The total interest payable on the loan amounted to $15,805 and $9,386 at March 31, 2007 and 2006, respectively, and has been included in due to officer in the accompanying financial statements.

George Morris is the chairman of Morris Business Development Company, formerly Electronic Media Central, Corporation.  As of March 31, 2007, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company, formerly Electronic Media Central, Corporation (the Company)	82.87%
Internet Infinity, Inc.	85.06%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6	CONCENTRATION OF CREDIT RISK

For the year ended March 31, 2007, 2006 and 2005, revenue from the top three customers represents 58%, 8 % and 8 % of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers was $2,917 and $115,601 as of March 31, 2007 and 2006, respectively.

For total purchases for the twelve month periods ended March 31, 2007, and 2006 the Company had three top vendors who represent 23%, 13% and 13 % of the Company’s total purchases.  Accounts payable balance outstanding for these vendors was $12,540 and $60,735 as of March 31, 2007 and 2006, respectively.

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2007, 2006 and 2005, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes of approximately $310,067 as of March 31, 2007.

MORRIS BUSINESS DEVELOPMENT CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

Deferred tax asset – net operating loss	$124,694	$104,916
Less valuation allowance	(124,694)	(104,916)

Net deferred tax asset	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2007	March 31, 2006	March 31, 2005
Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-	-	-
Income tax expense consisted of the following:

	2007	2006	2005
Current tax expense:
Federal	$-	$-	-
State	800	800	800
Total current	$800	$800	800

Deferred tax credit:
Federal	$16,811	$8,840	27,989
State	2,967	1,560	4,939
Total deferred	$19,778	$10,400	32,929
Less: valuation allowance	(19,778)	(10,400)	(32,929)
Net deferred tax credit	-	-	-
Tax expense	$800	$800	800

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We have had, and continue to have, a significant number of audit adjustments.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

We have attempted to remediate the material weaknesses in our disclosure controls and procedures identified above by working with our independent registered public accounting firm and refining our internal procedures.  To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended March 31, 2007 was filed with the Commission on a Form 8-K.

PART III

ITEM 10 – DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company.  The executive officers of the Company are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)

George Morris, Ph.D.	67	Chairman of the Board (1998); President; Chief Financial Officer and Secretary (1998); and Vice President (2005)

Roger Casas	57	Director (1999); Chief Executive Officer (2005); and Vice President

Shirlene Bradshaw	67	Director (1999); Business Manager

GEORGE MORRIS, Ph.D.  Dr. Morris has been the Chairman of the Board of Directors, principal shareholder, Chief Financial Officer and Secretary of Morris Business Development Company since we were incorporated on March 10, 1998.  Dr. Morris has also been the Chairman and Vice President of Internet Infinity, Inc., the parent company and owner of 100% of our shares.  Dr Morris assumed the duties of President in 2006 to operate the  Business Development Company.  Dr. Morris is also the President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987.  He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Morris Business Development Company and its affiliates.  Dr. Morris has produced over 20 computer-training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Morris Business Development Company and its affiliate distribution and supplier agreements.  Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas.  Prior to founding Morris Business Development Company and its affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 - 1999).  During this period Dr. Morris served a Department Chairman for the Management and Marketing Departments.  He has since retired from teaching at the University.  Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education.  He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.

ROGER CASAS.  Mr. Casas has been a Director of our company since 1998.  He previously served as Vice President of Operations and currently is our Chief Executive Officer.  Mr. Casas has managed production, personnel, helped coordinate marketing efforts and managed packaging, printing and shipping on a daily basis.  Prior to joining Internet Infinity, Mr. Casas was a computer software marketing manager at More Media and a Financial Consultant for Stonehill Financial in Bel Air, California from 1986 to 1987; an Account Executive for Shearson Lehman Brothers in Rolling Hills, California from 1984 to 1986, and Dean Witter Reynolds in Torrance, California; and the owner and operator of the Hillside restaurant in Torrance, California.  Mr. Casas earned a Bachelor of Science in Business Administration, from Ashland University in Ashland, Oregon, along with a Bachelor of Art in Marketing and Psychology.  Mr. Casas holds Series 22 and 7 licenses with the National Association of Securities Dealers, Inc. and is a registered representative with Morris Financial.

SHIRLENE BRADSHAW. Ms. Bradshaw has been a Member of our Board of Directors since 1999.  Ms. Bradshaw has served as our Business Manager since 1998.  She was the Business Manager for More Media, a provider of consumer special interest training programs and a predecessor company of Morris & Associates, Inc. for over six years from 1992 to 1998.  She had extensive experience in office management and accounting before joining us.

Audit Committee

Our Directors serve as our audit committee.  There is no audit committee financial expert.  However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, none of the required parties are delinquent in their 16(a) filings.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and – should we acquire such – principal accounting officer or controller or persons performing similar functions.  A copy of the Code of Ethics was filed as an exhibit to the Form 10-KSB Annual Report for the fiscal year ended March 31, 2004.

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2007 (“Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

George Morris	2006	2,400	-0-	-0-	-0-	-0-	-0-	-0-	2,400
Chairman, CFO, VP	2005	2,400	-0-	-0-	-0-	-0-	-0-	-0-	2,400

Roger Casas	2006	29,600	-0-	-0-	-0-	-0-	-0-	-0-	29,600
Director, President/ CEO	2005	29,600	-0-	-0-	-0-	-0-	-0-	-0-	29,600

Shirlene Bradshaw	2006	24,960	-0-	-0-	-0-	-0-	-0-	-0-	24,960
Director	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

Employment Contracts

We currently do not have any employment agreements with our officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of March 31, 2007, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of March 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Morris	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Roger Casas	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Shirlene Bradshaw	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of March 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

George Morris	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Roger Casas	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 29, 2007, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

George Morris (3)	Director	809,926	62.3%

Roger Casas 108 E. 228th Street Carson, CA 90745	Director	1,786	<1%

Shirlene Bradshaw 1900 W. Artesia #38 Gardena, CA 90745	Director	1,714	<1%

L&M Media, Inc. (3)	>10% Owner	217,714	16.7%

All Officers and Directors as a Group (3 Persons)		1,080,795	83.1%

(1)	Unless stated otherwise, the address of each beneficial owner is c/o 413 Avenue G, #1, Redondo Beach, CA 90277.

(2)
Unless otherwise indicated, based on 1,300,000 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)
Mr. Morris is the registered holder of 809,926 shares of our common stock but is attributed the shares held by Hollywood Riviera Studios (49,655 shares) and L&M Media, Inc. (217,714 shares), because he exercises voting and/or dispositive power over the securities held by Hollywood Riviera Studios and L&M Media, Inc.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  The issuer is not aware of any person who controls the issuer as specified in section 2(a)(1) of the Investment Company Act of 1940.  There are no classes of stock other than common stock issued or outstanding.  Other than as set forth herein, there are no options, warrants, or other rights to acquire common stock outstanding.  We do not have an investment advisor.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are under the control of George Morris, our Chairman and Chief Financial Officer, who beneficially owns 82.9% of our issued and outstanding common stock.

The basis of his control is set forth below:

•	Mr. Morris directly owns 62.3% of our issued and outstanding common stock;
•	Mr. Morris 100% of Hollywood Riviera Studios which owns 3.82% of our issued and outstanding common stock; and
•	Mr. Morris owns 100% of L&M Media, Inc. which owns 16.75% of our issued and outstanding common stock.

We had been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998.  Our shares previously owned by Internet Infinity were distributed on September 28, 2001 to the Internet Infinity shareholders of record on September 18, 2001.  We now operate independently of Internet Infinity but we share in common the office facilities, and officers and directors George Paul Morris, Roger Casas and Shirlene Bradshaw.

We have a receivable of $17,118 from Internet Infinity, Inc. for temporary loans in the normal course of business, interest free, unsecured and due on demand.  Internet Infinity is a party related through a common controlling shareholder.  George Morris is our Chief Financial Officer, Vice President, Chairman of the Board of Directors and our controlling shareholder.  As of March 31, 2007, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

•	Morris Business Development Company	82.87%
•	Internet Infinity, Inc.	85.1%
•	Morris & Associates, Inc.	71.30%
•	Apple Realty, Inc.	100.00%

During the year ended March 31, 2005, we incurred bad debt expense amounting to $90,426 from write off of receivable from Internet Infinity.

We have a loan payable of $114,000 to Apple Realty, Inc., a party related through a common controlling shareholder.  The loan is secured by our assets.  Interest accrues at 6% per annum, due and payable upon demand.  This loan is the remaining unpaid consulting fees and office expense provided by Apple Realty, Inc.  For the years ended March 31, 2007 and 2006, $1,200 and $3,600, respectively, of unpaid consulting fees and office expense was added to the loan.

We recorded interest to Apple Realty, Inc. of $8,718, $8,107, and $7,507 for the years ended March 31, 2007, 2006, and 2005, respectively.  The interest payable amounting to $37,462 for March 31, 2007 is included in account payable and accrued expense in the accompanying financial statements.

During the year ended March 31, 2007, we incurred no consulting fees to Apple Realty, Inc.

We have a payable of $7,850 as of March 31, 2007 to Morris & Associates, Inc., a party related through a common controlling shareholder.  The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

We have a payable to George Morris.  The loan, amounting $122,899 at March 31, 2007, carries an interest  rate of 6% per annum, is unsecured, and due on October 1, 2007.  We recorded interest of $6,420 for the year ended March 31, 2007.  The total interest payable on officer's loan amounted to $15,805 at March 31, 2007 and is included in due to officer in the accompanying financial statements.

During the year ended March 31, 2006, we issued 300,000 shares of our common stock to George Morris for cash consideration of $45,000, which was the market value on the date the board of directors authorized the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2007 and 2006, Kabani & Company, Inc. billed us $21,500 and $20,000, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended March 31, 2007 and 2006, Kabani & Company, Inc. billed us $zero and $zero, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2007 and 2006, Kabani & Company, Inc. billed us $zero and $zero respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2007 and 2006, Kabani & Company, Inc. did not bill us for any other fees.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)                      Financial Statements

The following financial statements are filed as part of this report:

(a)(2)                      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)                      Exhibits

Refer to (b) below.

(b)           Exhibits

3.1 (1)	Articles of Incorporation

3.2	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws

10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media

14.1 (3)	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, filed on February 13, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Business Development Company

Dated: June 29, 2007	/s/ Roger Casas
	By:	Roger Casas
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2007	/s/ Roger Casas
	By:	Roger Casas, Chief Executive Officer and Director

Dated: June 29, 2007	/s/ George Morris
	By:	George Morris, Chief Financial Officer, and Chairman

Dated: June 29, 2007	/s/ Shirlene Bradshaw
	By:	Shirlene Bradshaw, Director