Form 10-Q
period 2007-06-30
Morris Business Development Co
filed 2007-08-17
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2007, there were 1,300,000 shares of common stock, par value $0.02, issued and outstanding.

PART I– FINANCIAL INFORMATION

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

ITEM 1    Financial Statements

Balance Sheets June 30, 2007 and 2006 (Unaudited)	4
Statements of Operations for the Three Month Periods Ended June 30, 2007, 2006 and 2005 (Unaudited)	5
Statements of Cash Flows for the Three Month Periods Ended June 30, 2007, 2006 and 2005 (Unaudited)	6
Notes to Unaudited Financial Statements	7

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
BALANCE SHEETS
JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$2,944	$10,205
Accounts receivable, net of allowance for doubtful accounts of $3,700 and $3,700 respectively	12,511	22,695
Due from related parties	82,991	48,360
Total assets	$98,446	$81,260

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$75,480	$72,266
Notes payable - related parties	114,300	113,100
Due to related party	8,463	7,906
Due to officer	160,247	87,274
Total current liabilities	358,489	280,546

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.02 par value; 40,000,000 shares authorized; 1,300,000 and 1,300,000 shares issued and outstanding respectively	26,000	26,000
Additional paid in capital	42,600	42,600
Accumulated deficit	(328,644)	(267,886)
Total stockholders' deficit	(260,044)	(199,286)
Total liabilities and stockholders' deficit	$98,446	$81,260

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007, 2006, AND 2005
(Unaudited)

	2007	2006	2005

Net revenues	$23,337	$83,231	$37,952
Cost of revenues	12,809	53,365	26,014
Gross profit	10,528	29,866	11,938

Operating expenses
Professional fees	5,271	11,228	2,861
Salaries and related expenses	6,381	8,752	9,109
Other	5,437	4,744	8,472
Total operating expenses	17,089	24,724	20,441
Income (loss) from operations	(6,561)	5,142	(8,503)

Other income (expense)
Other income	2,000	805	-
Interest expense	(4,348)	(3,542)	(3,040)
Total other expense	(2,348)	(2,737)	(3,040)
Income (loss) before income taxes	(8,909)	2,405	(11,543)
Provision for income taxes	800	800	800
Net income (loss)	$(9,709)	$1,605	$(12,343)

Basic and diluted weighted average number of common stock outstanding	1,300,000	1,300,000	1,000,000

Basic and diluted net earnings (loss) per share	$(0.01)	$0.00	$(0.01)

Weighted average number of shares used to compute basic and diluted earnings (loss) per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2007, 2006, AND 2005
(Unaudited)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,709)	$1,605	$(12,343)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Decrease (Increase) in accounts receivable	(1,523)	102,072	14,330
Increase (Decrease) in accounts payable	(2,445)	(58,253)	2,886
Net cash provided by (used in) operating activities	(13,677)	45,424	4,873

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	(6,041)	(34,384)	8,147
Increase (decrease) in due to officer	21,543	(7,282)	(13,908)
Net cash provided by (used in) financing activities	15,502	(41,667)	(5,761)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,825	3,757	(888)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,118	6,448	6,865

CASH & CASH EQUIVALENTS, ENDING BALANCE	$2,944	$10,205	$5,977

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

The accompanying financial statements have been prepared by MBDC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2007 and 2006 , and the results of operations and cash flows for the related interim periods ended June 30, 2007, 2006 and 2005. The results of operations for the three month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed on July 3, 2007, as part of the Company’s annual report on Form 10-KSB for the year ended March 31, 2007. This quarterly report should be read in conjunction with such annual report.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $328,644 at June 30, 2007, and its total liabilities exceeds its total assets by $260,044.

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

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2007 and 2006:

	2007	2006

Account payable	$29,593	$36,541
Accrued state tax	3,157	2,357
Accrued interest	39,730	30,868
Accrued professional fees	3,000	2,500
	$75,480	$72,266

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a receivable of $ 82,991 and 48,360 from and a payable of $8,463 and $7,906 to parties related through common shareholder and officer of the Company as of June 30, 2007 and 2006 respectively. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to $114,300 as of June 30, 2007 and $113,100 as of June 30, 2006, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the three month period ended June 30, 2007, $300 of unpaid office expense was added to the note. The company recorded interest of $2,267, $2,123 and $1,948 for the three month periods ended June 30, 2007, 2006 and 2005, respectively. The interest payable amounting to $ 39,730 at June 30, 2007 and $30,868 as of June 30, 2006 is included in the accompanying financial statements.

The Company has a payable to the Company’s chairman. The loan amounting to $142,361 at June 30, 2007 and $76,470 as of June 30, 2006, carries an interest rate of 6 % per annum, is unsecured and due on March 31, 2008. The company recorded interest of $2,081, $1,418 and $1,092 for the three month period ended June 30, 2007, 2006 and 2005, respectively. The total interest payable on the loan amounted to $17,886 at June 30, 2007 and $10,804 as of June 30, 2006 and has been included in due to officer in the accompanying financial statements.

George Morris is the chairman of MBDC. As of June 30, 2007, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6	CONCENTRATION OF CREDIT RISK

For the three month periods ended June 30, 2007, 2006 and 2005, revenue from one customer represent 32.8%, 68.2% and 95.8% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from this customer as of June 30, 2007 was $9,630 and $22,695 as of June 30, 2006.

For the three month periods ended June 30, 2007, 2006 and 2005, the Company has one vendor who represents 31.5%, 81.5% and 83.3% of total purchases, respectively. Accounts payable balance outstanding as of June 30, 2007 for this vendor was $2,500 and $36,541 as of June 30, 2006.

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

Our principal objective is current consulting income and long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

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

Our common stock trades on the over the counter bulletin board under the symbol “MBDV”.

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

Three Months ended June 30, 2007 compared to the Three Months ended June 30, 2006 and June 30, 2005

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 and 2005, and March 31, 2006, are as follows:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2005	3 Months Ended March 31, 2007

Revenue	$23,337	$83,231	(71.96%)	$37,952	$16,307
Cost of revenue	12,809	53,365	(75.99%)	26,014	9,087
Total operating expenses	17,089	24,724	(30.88%)	20,441	30,335

Income (loss) from operations	$(6,561)	$5,142	(227.59%)	$(8,503)	$(23,135)

Our revenues for the three months ended June 30, 2007 decreased to $23,337 compared to $83,231 for the three months ended June 30, 2006, $37,952 for the three months ended June 30, 2005, and $16,307 for the three months ended March 31, 2007. This decrease in revenues was a result of reduced purchases by our largest customer.

Our revenues for the current quarter decreased by 71,96% compared to a year earlier and our total operating expenses decreased by 30.88%, to $17,089 for the three months ended June 30, 2007 compared to $24,724 for the three months ended June 30, 2006, $20,441 for the three months ended June 30, 2005, and $30,335 for the three months ended March 31, 2007.

As a result of the above, our loss from operations for the three months ended June 30, 2007 was $6,561, compared to an income of $5,142 for the three months ended June 30, 2006, loss of $8,503 for the three months ended June 30, 2005, and loss of $23,135 for the three months ended March 31, 2007.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 and 2005, and March 31, 2007, are as follows:

	3 Months Ended June 30, 2007	3 Months Ended June 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2005	3 Months Ended March 31, 2007

Other income	$2,000	$805	(59.75)%	$0	$4,590
Interest expense	(4,348)	(3,542)	(18.54)%	(3,040)	(4,284)

Net income (loss)	$(9,709)	$1,605	(82.06)%	$(12,343)	$(22,830)

Our other income for the three months ended June 30, 2007 was $2,000. The interest expense was related to $4,348.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2007, we had both a small net loss and a small positive cash flow from financing activities. We anticipate these number will continue.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2007, compared to June 30, 2006 and March 31, 2007, are as follows:

	June 30, 2007	June 30, 2006	March 31, 2007

Cash	$2,944	$10,205	$1,118
Accounts receivable	12,511	22,695	10,988
Total current assets	98,446	81,260	88,144
Total assets	98,446	81,260	88,144
Total current liabilities	358,489	280,546	338,478
Total liabilities	358,489	280,546	338,478

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2007, we generated positive cash flow of $2,944. This was a result of net cash used by operating activities of ($13,677), offset by net cash provided in financing activities of $15,502. Net cash used by operating activities consisted primarily of an increased operating loss, increase of accounts receivable and decrease in accounts payable of net $13,677, offset by an increase in receivable from related party offset by an increase in due to officers of net $1,825. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our DVD and CD division and loans from officers..

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2007, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 4.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A         Risk Factors

At the time we filed our Annual Report on Form 10-K, we were a Small Business Issuer as defined in Regulation S-B, and thus did not include risk factors in our filing.

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

ITEM 5    Other Information

On January 8, 2007, by written action without a meeting by the record holder of a majority of the outstanding shares of common stock, William Nordstrom and James Herbert were elected to be independent directors of the corporation. They accepted these positions in August 2007. George Morris, the third director, is the sole director that is not “disinterested.”

ITEM 6    Exhibits

(a)    Exhibits

3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation

3.2 (4)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws

10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media

14.1 (3)	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Form 10-SB, Commission file number 000-32345, filed with the Commission on February 13, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2007	/s/ Roger Casas
By: Roger Casas
Its: Chief Executive Officer

Dated: August 16, 2007	/s/ George P. Morris
By: George P. Morris
Its: Chief Financial Officer