Form 10-Q
period 2007-09-30
Morris Business Development Co
filed 2007-11-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2007, there were 1,300,000 shares of common stock, par value $0.02, issued and outstanding.

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

ITEM 1 Financial Statements

Balance Sheets September 30, 2007 (Unaudited) and
March 31, 2007	4
Statements of Operations for the Three Month and Six Month Periods
Ended September 30, 2007, 2006 and 2005 (Unaudited)	5
Statements of Cash Flows for the Six Month Periods Ended
September 30, 2007, 2006 and 2005 (Unaudited)	6
Notes to Unaudited Financial Statements	7

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly, Electronic Media Central Corporation)
BALANCE SHEETS
(Unaudited)

	As of September 30, 2007	As of March 31, 2007
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$4,341	$1,118
Accounts receivable, net of allowance for
doubtful accounts of $4,200 and $3,700, respectively	13,342	10,988
Due from related parties	90,506	76,037
Total assets	$108,189	$88,144
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$92,692	$77,924
Notes payable - related parties	114,600	114,000
Due to related party	9,534	7,850
Due to officer	158,714	138,704
Total current liabilities	375,540	338,478

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.02 par value;
40,000,000 shares authorized;
1,300,000 and 1,300,000 shares issued and outstanding respectively	26,000	26,000
Additional paid in capital	42,600	42,600
Accumulated deficit	(335,951)	(318,935)
Total stockholders' deficit	(267,351)	(250,335)
Total liabilities and stockholders' deficit	$108,189	$88,144

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly, Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods Ended September 30,			For the Six Month Periods Ended September 30,
	2007	2006	2005	2007	2006	2005

Net revenues	$35,759	$40,055	$68,032	$61,492	$123,286	$105,984
Cost of revenues	20,831	25,230	38,512	34,035	78,595	64,526
Gross profit	14,928	14,824	29,520	27,457	44,690	41,458

Operating expenses
Professional fees	5,313	9,309	12,508	10,584	20,537	15,369
Salaries and related expenses	6,403	8,940	8,778	12,785	17,692	17,887
Other	5,805	4,475	11,014	11,242	9,219	19,486
Total operating expenses	17,521	22,725	32,301	34,611	47,449	52,742
Loss from operations	(2,593)	(7,900)	(2,781)	(7,154)	(2,758)	(11,284)

Other income (expense)
Other income	-	-	-	-	805	-
Interest expense	(4,714)	(3,468)	(2,860)	(9,062)	(7,010)	(5,900)
Total other expense	(4,714)	(3,468)	(2,860)	(9,062)	(6,205)	(5,900)
Income (loss) before income taxes	(7,307)	(11,369)	(5,641)	(16,216)	(8,964)	(17,184)
Provision for income taxes	-			800	800	800
Net loss	(7,307)	(11,369)	(5,641)	$(17,016)	$(9,764)	$(17,984)

Basic and diluted weighted average number of common stock outstanding	1,300,000	1,300,000	1,127,174	1,300,000	1,300,000	1,063,934

Basic and diluted net loss per share	(0.01)	(0.01)	(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares used to compute basic and diluted earnings (loss) per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly, Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2007, 2006, AND 2005
(Unaudited)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,016)	$(9,764)	$(17,985)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Decrease (Increase) in accounts receivable	(2,354)	104,404	50,507
Increase (Decrease) in accounts payable	14,768	(60,222)	(31,590)
Net cash provided by (used in) operating activities	(4,603)	34,418	932

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	-	-	45,000
Increase (decrease) in due to officer	20,009	14,925	(14,633)
Decrease (Increase) in receivables from related party	(12,184)	(45,739)	(34,427)
Net cash provided by (used in) financing activities	7,825	(30,814)	(4,060)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	3,223	3,604	(3,128)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,118	6,448	6,865

CASH & CASH EQUIVALENTS, ENDING BALANCE	$4,341	$10,052	$3,737

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVLOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (“the Company”) or now renamed to Morris Business Development Company (“MBDC”) was incorporated in California (formerly a division of Internet Infinity, Inc. (III). The Company is engaged in providing services for duplication, replication and packaging of DVDs and CDs.

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

The accompanying financial statements have been prepared by MBDC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of September 30, 2007 and 2006, and the results of operations and cash flows for the related interim periods ended September 30, 2007, 2006 and 2005. The results of operations for the three month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008, or any other period.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed on July 3, 2007, as part of the Company’s annual report on Form 10-KSB for the year ended March 31, 2007. This quarterly report should be read in conjunction with such annual report.

MORRIS BUSINESS DEVLOPMENT COMPANY
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

MORRIS BUSINESS DEVLOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $335,951 at September 30, 2007, and its total liabilities exceeds its total assets by $267,351.

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

MORRIS BUSINESS DEVLOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	9/30/07	3/31/07

Account payable	$44,495	$25,605
Accrued state tax	3,157	2,357
Accrued interest	42,040	37,642
Accrued accounting	3,000	12,500
Total	$92,692	$77,924

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a receivable of $90,506 and $76,037 from a payable of $9,354 and $7,850 to parties related through common shareholder and officer of the Company as of September 30, 2007 and March 31, 2007, respectively. The amounts are for a temporary loan in the normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to $114,600 as of September 30, 2007 and $114,000 as of March 31, 2007, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is for the remaining unpaid consulting fees and office expense provided by the related party. During the six month period ended September 30, 2007, $600 of unpaid office expense was added to the note. The company recorded interest of $4,577 for the six month periods ended September 30, 2007. The interest payable amounting to $42,040 at September 30, 2007 and $37,642 at March 31, 2007 is included in the accompanying financial statements.

The Company has a payable to the Company’s chairman. The loan amounting $158,714 at September 30, 2007 and $122,899 at March 31, 2007, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2008. The company recorded interest of $4,485, for the six month period ended September 30, 2007. The total interest payable on the loan amounted to $20,289 at September 30, 2007 and $15,805 at March 31, 2007 and has been included in due to officer in the accompanying financial statements.

George Morris is the chairman of MBDC. As of September 30, 2007 and March 31, 2007, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

	9/30/07	3/31/07
Morris Business Development Company (the Company)	82.9%	82.87%
Internet Infinity, Inc.	85.1%	85.06%
Morris & Associates, Inc.	71.3%	71.30%
Apple Realty, Inc.	100.0%	100.00%

MORRIS BUSINESS DEVLOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6	CONCENTRATION OF CREDIT RISK

For the six month period ended September 30, 2007, revenue from one customer represents 41% of the Company’s total revenue. Accounts receivable balance outstanding from this customer as of September 30, 2007 was $4,942.

For the three month period ended September 30, 2007, the Company has two vendors who represent 50% of total purchases. Accounts payable balances outstanding as of September 30, 2007 for these vendors were $18,296.

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

Our common stock trades on the over-the-counter bulletin board under the symbol “MBDV”.

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

Three Months ended September 30, 2007 compared to the Three Months ended September 30, 2006 and 2005

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. During that quarter, and the quarter ended September 30, 2006, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and 2005, and June 30, 2007, are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2005	3 Months Ended June 30, 2007
Revenue	$35,759	$40,055	(11)%	$68,032	$23,337
Cost of revenue	20,831	25,230	(17)%	38,512	12,809
Total operating expenses	17,521	22,725	(23)%	32,301	17,809
Income (loss) from operations	$(2,593)	$(7,900)	67%	$(2,781)	$(6,561)

Our revenues for the three months ended September 30, 2007 decreased to $35,759 compared to $40,055 for the three months ended September 30, 2006, $68,032 for the three months ended September 30, 2005, and $23,337 for the three months ended June 30, 2007. The decrease in revenues for the second quarter of 2007 compared to the second quarter of 2006 was due to reduced purchases of replication services. The decrease in revenues for the quarter ended June 30, 2007 was a result of lower sales to our largest customer.

While our revenues for the current quarter decreased by 11% compared to a year earlier (they increased by 37% compared to last quarter), our total operating expenses decreased by 23% (2% compared to last quarter), resulting in our loss from operations for the three months ended September 30, 2007 being $2,593 as compared to $7,900 for the three months ended September 30, 2006 and a loss from operations of $2,781 for the three months ended September 30, 2005 and $6,561 for the three months ended June 30, 2007.

Our cost of revenue as a percentage of revenue was 58%, 63%, and 57% for the three month periods ending September 30, 2007, 2006, and 2005, respectively. Our cost of revenue as a percentage of revenue for the three months ended June 30, 2007 was 55%. The change in our cost of revenue as a percentage of revenue in recent periods is attributed to changing bid prices for a different product mix.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 and 2005, and June 30, 2007, are as follows:

	3 Months Ended September 30, 2007	3 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2005	3 Months Ended June 30, 2007

Other income	$-	$-	-%	$-	$2,000
Interest expense	(4,714)	(3,468)	36%	(2,860)	(4,348)

Net income (loss)	$(7,307)	$(11,369)	(36)%	$(5,641)	$(9,709)

The interest expense for each of the quarters presented is related to notes owed to our Chairman George Morris.

Six Months ended September 30, 2007 compared to the Six Months ended September 30, 2006 and 2005

Results of Operations

Introduction

During the six months ended September 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Since that time, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the six months ended September 30, 2007, as compared to the six months ended September 30, 2006 and 2005, are as follows:

	6 Months Ended September 30, 2007	6 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	6 Months Ended September 30, 2005

Revenue	$61,492	$123,286	(50)%	$105,984
Cost of revenue	34,035	78,595	(57)%	64,526
Total operating expenses	34,611	47,449	(27)%	52,742

Income (loss) from operations	$(7,154)	$(2,758)	(159)%	$(11,284)

Our revenues for the six months ended September 30, 2007 decreased to $61,492 compared to $123,286 for the six months ended September 30, 2006 and $105,984 for the six months ended September 30, 2005. The decrease in revenues for 2007 compared to 2006 was due to lower sales to our largest customer.

While our revenues for the current six month period decreased by 50% compared to a year earlier, our total operating expenses decreased by $12,838, or 27%, resulting in a greater loss from operations for the six months ended September 30, 2007 of $(7,154) as compared to $(2,758) for the six months ended September 30, 2006. We had a loss from operations of $11,284 for the six months ended September 30, 2005, primarily because of greater total operating expenses.

Our cost of revenue as a percentage of revenue was 55%, 64% and 61% for the six month periods ending September 30, 2007, 2006, and 2005, respectively. The variance in our cost of revenue as a percentage of revenue in recent periods is attributed to increased price competition.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the six months ended September 30, 2007, as compared to the six months ended September 30, 2006 and 2005, are as follows:

	6 Months Ended September 30, 2007		6 Months Ended September 30, 2006	Percentage Change Increase (Decrease)	6 Months Ended September 30, 2005

Other income	$		$805	(100)%	$-
Interest expense		(9,062)	(7,010)	29%	(5,900)

Net income (loss)		$(17,016)	$(9,764)	(74)%	$(17,984)

The interest expense for each of the six-month periods presented is related to notes owed to our Chairman, George Morris.

Liquidity and Capital Resources

Introduction

During the six months ended September 30, 2007, we had a net loss of $(17,016), but a negative cash flow from operations of $4,603. During our first quarter, we had both a small net loss and a small negative cash flow from operations. Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of September 30, 2007, compared to September 30, 2006 and June 30, 2007, are as follows:

	September 30,	September 30,	June 30,
	2007	2006	2007

Cash	$4,341	$10,052	$2,944
Accounts receivable	13,342	20,363	12,511
Total current assets	17,684	30,415	15,454
Total assets	108,190	94,050	98,446
Total current liabilities	375,540	304,704	358,489
Total liabilities	375,540	304,704	358,489

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the six months ended September 30, 2007, we generated positive cash flow of $3,223. This was a result of net cash used in operating activities of $4,603, offset by net cash used in financing activities of $7,825. Net cash provided by operating activities consisted primarily of an increase in accounts receivable of $2,354, offset by an increase in accounts payable of $14,768. We anticipate that we will continue to operate at approximately break-even and generate a small positive cash flow from the operations of our DVD and CD division as we shift to the eCommerce business model.

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

Since we have very few assets and only one operating division there is no quantitative information, as of September 30, 2007, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

/s/ Roger Casas
Dated: November 13, 2007	By: Roger Casas
Its: Chief Executive Officer

/s/ George P. Morris
Dated: November 13, 2007	By: George P. Morris
Its: Chief Financial Officer