Form 10-Q
period 2007-12-31
Morris Business Development Co
filed 2008-02-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 12, 2008, there were 1,300,000 shares of common stock, par value $0.02, issued and outstanding.

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

ITEM 1	Financial Statements

Balance Sheets December 31, 2007 (Unaudited) and
March 31, 2007	4
Statements of Operations for the Three Month and Nine Month Periods
Ended December 31, 2007, 2006 and 2005 (Unaudited)	5
Statements of Cash Flows for the Nine Month Periods Ended
December 31, 2007, 2006 and 2005 (Unaudited)	6
Notes to Unaudited Financial Statements	7

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly, Electronic Media Central Corporation)
BALANCE SHEETS
(Unaudited)

	As of December 31, 2007 (Unaudited)	As of March 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash & cash equivalents	$3,946	$1,118
Accounts receivable, net of allowance for
doubtful accounts of $4,200 and $3,700 respectively	3,583	10,988
Due from related parties	98,820	76,037
Total assets	$106,350	$88,144

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$97,063	$77,924
Notes payable - related parties	114,900	114,000
Due to related party	8,834	7,850
Due to officer	175,054	138,704
Total current liabilities	395,851	338,478

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.02 par value;
40,000,000 shares authorized;
1,300,000 and 1,300,000 shares issued and outstanding respectively	26,000	26,000
Additional paid in capital	42,600	42,600
Accumulated deficit	(358,101)	(318,935)
Total stockholders' deficit	(289,501)	(250,335)
Total liabilities and stockholders' deficit	$106,350	$88,144

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly, Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Periods Ended December 31,			For the Nine Month Periods Ended December 31,

	2007	2006	2005	2007	2006	2005

Net revenues	$3,957	$17,853	$52,243	$65,449	$140,421	$158,227
Cost of revenues	2,726	13,099	35,540	39,268	90,977	100,066
Gross profit/(loss)	1,231	4,754	16,703	26,181	49,444	58,161

Operating expenses
Professional fees	3,786	4,841	4,633	14,370	25,378	20,002
Salaries and related expenses	6,682	9,131	8,009	19,467	26,823	25,896
Consulting fees paid to related party	-	-	9,000	-	-	9,000
Other	5,676	3,789	5,981	16,919	13,008	25,468
Total operating expenses	16,145	17,761	27,623	50,756	65,209	80,366
Loss from operations	(14,914)	(13,007)	(10,920)	(24,574)	(15,765)	(22,205)

Other income (expense)
Interest expense	(4,730)	(3,843)	(2,879)	(13,792)	(10,853)	(8,779)
Gain on settlement of debts, related party	-	-	-	-	805	-
Total other expense	(4,730)	(3,843)	(2,879)	(13,792)	(10,048)	(8,779)
Loss before income taxes	(19,644)	(16,850)	(13,799)	(38,367)	(25,813)	(30,984)
Provision for income taxes	-	-	-	800	800	800
Net loss	$(19,644)	$(16,850)	$(13,799)	$(39,167)	$(26,613)	$(31,784)

Basic and diluted weighted average
number of common stock outstanding	1,300,000	1,300,000	1,300,000	1,300,000	1,300,000	1,142,909

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.03)
Weighted Average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly, Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2007, 2006, AND 2005
(Unaudited)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39,167)	$(26,614)	$(31,784)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accounts receivable	7,405	112,567	30,945
Accounts payable	19,139	(60,222)	(6,001)
Net cash provided by (used in) operating activities	(12,623)	25,731	(6,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash	-	-	45,000
Related party note payable issued for consulting fees & office expense	-	900	9,300
Receipts from (payments to) officer	36,350	27,229	(1,039)
Payments to related parties	(20,899)	(53,157)	(11,517)
Payments to affiliates	-	(2,666)	(23,691)
Net cash provided by (used in) financing activities	15,451	(27,694)	18,053

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,828	(1,963)	11,213

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,118	6,447	6,864

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,946	$4,484	$18,077

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVLOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 ORGANIZATION

On April 1, 1998, Electronic Media Central Corporation (“the Company”) or now renamed to Morris Business Development Company (“MBDC”) was incorporated in California (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for duplication, replication and packaging of DVDs and CDs and operates as Electronic Media Central for the delivery of duplication and related services.

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

On March 29, 2007 the Company registered a name change to Morris Business Development Company with the California Secretary of State.

NOTE 2 BASES OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by MBDC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of December 31, 2007 and March 31, 2007, and the results of operations and cash flows for the related interim periods ended December 31, 2007, 2006 and 2005. The results of operations for the nine month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2008, or any other period.

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

DECEMBER 31, 2007

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

DECEMBER 31, 2007

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition -date fair value will limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This is statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

MORRIS BUSINESS DEVLOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 3 GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $358,101 at December 31, 2007, and its total liabilities exceeds its total assets by $289,502.

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

NOTE 4 ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	12/31/07	3/31/07
	(Unaudited)	(Audited)
Account payable	$46,516	$25,605
Accrued state tax	3,157	2,357
Accrued interest	44,390	37,642
Accrued accounting	300	12,500
Total	$97,063	$77,924

MORRIS BUSINESS DEVLOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 RELATED PARTY TRANSACTIONS

The Company has a receivable of $98,820 and $76,037 from a payable of $8,834 and $7,850 to parties related through common shareholder and officer of the Company as of December 31, 2007 and March 31, 2007, respectively. The amounts are for a temporary loan in the normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to $114,900 as of December 31, 2007 and $114,000 as of March 31, 2007, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the nine month period ended December 31, 2007, $900 of unpaid office expense was added to the note. The company recorded interest of $6,963 for the nine month period ended December 31, 2007. The interest payable amounting to $44,390 at December 31, 2007 and $37,642 at March 31, 2007 is included in the accompanying financial statements. No interest has been paid as of the date of this report.

The Company has a payable to the Company’s chairman. The loan amounting to $175,054 at December 31, 2007 and $138,704 at March 31, 2007, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2008. The company recorded interest of $6,901 for the nine month period ended December 31, 2007. The total interest payable on the loan amounted to $22,670 at December 31, 2007 and $15,805 at March 31, 2007 has been included in due to officer in the accompanying financial statements. No interest has been paid as of the date of this report.

George Morris is the chairman of MBDC. As of December 31, 2007 and March 31, 2007, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

	12/31/07	3/31/07
	(Unaudited)	(Audited)
Morris Business Development Company (the Company)	82.9%	82.9%
Internet Infinity, Inc.	85.1%	85.1%
Morris & Associates, Inc.	71.3%	71.3%
Apple Realty, Inc.	100.0%	100.0%

NOTE 6 CONCENTRATION OF CREDIT RISK

For the nine month period ended December 31, 2007, revenue from one customer represents 45% of the Company’s total revenue. Accounts receivable balance outstanding from this customer as of December 31, 2007 was $6.

For the nine month period ended December 31, 2007, the Company has two vendors who represent 54% of total purchases. Accounts payable balances outstanding as of December 31, 2007 for these vendors were $15,283.

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

Three Months ended December 31, 2007 compared to the Three Months ended December 31, 2006 and 2005

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. During that quarter, and the quarter ended December 31, 2006, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006 and 2005, and September 30, 2007, are as follows:

	3 Months Ended December 31, 2007	3 Months Ended December 31, 2006	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2005	3 Months Ended September 30, 2007

Revenue	$3,957	$17,853	(78)%	$52,243	$35,759
Cost of revenue	2,726	13,099	(60)%	35,540	20,831
Total operating expenses	16,145	17,761	(1)%	27,623	17,521

Income (loss) from operations	$(14,914)	$(13,007)	47%	$(10,920)	$(2,593)

Our revenues for the three months ended December 31, 2007 decreased to $3,957 compared to $17,853 for the three months ended December 31, 2006, $52,243 for the three months ended December 31, 2005, and $35,759 for the three months ended September 30, 2007. The decrease in revenues for the second quarter of 2007 compared to the second quarter of 2006 was due to reduced purchases of replication services. The decrease in revenues for the quarter ended September 30, 2007 was a result of lower sales to our largest customer.

While our revenues for the current quarter decreased by 78% compared to a year earlier (they increased by 46% compared to last quarter), our total operating expenses decreased by 1% (2% compared to last quarter), resulting in our loss from operations for the three months ended December 31, 2007 being $14,914 as compared to $13,007 for the three months ended December 31, 2006 and a loss from operations of $10,920 for the three months ended December 31, 2005 and $2,593 for the three months ended September 30, 2007.

Our cost of revenue as a percentage of revenue was 132%, 73%, and 68% for the three month periods ending December 31, 2007, 2006, and 2005, respectively. Our cost of revenue as a percentage of revenue for the three months ended September 30, 2007 was 58%. The change in our cost of revenue as a percentage of revenue in recent periods is attributed to changing bid prices for a different product mix.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006 and 2005, and September 30, 2007, are as follows:

	3 Months Ended December 31, 2007	3 Months Ended December 31, 2006	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2005	3 Months Ended September 30, 2007

Other income	$-	$-	-%	$-	$2000
Interest expense	(4,730)	(3,843)	36%	(2,879)	(4,714)

Net income (loss)	$(19,644)	$(16,850)	35%	$(13,799)	$(7,307)

The interest expense for each of the quarters presented is related to notes owed to our Chairman, George Morris.

Nine Months ended December 31, 2007 compared to the Nine Months ended December 31, 2006 and 2005

Results of Operations

Introduction

During the nine months ended December 31, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Since that time, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the six months ended December 31, 2007, as compared to the nine months ended December 31, 2006 and 2005, are as follows:

	9 Months Ended December 31, 2007	9 Months Ended December 31, 2006	Percentage Change Increase (Decrease)	9 Months Ended December 31, 2005

Revenue	$65,449	$140,421	(53)%	$158,227
Cost of revenue	39,268	90,977	(57)%	100.066
Total operating expenses	50,756	65,210	(22)%	80,366

Income (loss) from operations	$(24,574)	$(15,765)	(56)%	$(22,205)

Our revenues for the nine months ended December 31, 2007 decreased to $65,449 compared to $140,421 for the nine months ended December 31, 2006 and $158,227 for the nine months ended December 31, 2005. The decrease in revenues for 2007 compared to 2006 was due to lower sales to our largest customer.

While our revenues for the current nine month period decreased by 53% compared to a year earlier, our total operating expenses decreased by $14,453, or 26%, resulting in a greater loss from operations for the nine months ended December 31, 2007 of $39,167 as compared to $26,614 for the nine months ended December 31, 2006. We had a loss from operations of $31,784 for the nine months ended December 31, 2005, primarily because of greater total operating expenses and reduced sales.

Our cost of revenue as a percentage of revenue was 60%, 65% and 63% for the nine month periods ending December 31, 2007, 2006, and 2005, respectively. The variance in our cost of revenue as a percentage of revenue in recent periods is attributed to increased price competition.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006 and 2005, are as follows:

	9 Months Ended December 31, 2007		9 Months Ended December 31, 2006	Percentage Change Increase (Decrease)	9 Months Ended December 31, 2005

Other income	$		$$805	(100)%	$-
Interest expense		(13,792)	(10,853)	27%	(8,779)

Net income (loss)		$(39,167)	$(26,614)	(26)%	$(31,784)

The interest expense for each of the nine-month periods presented is related to notes owed to our Chairman, George Morris.

Liquidity and Capital Resources

Introduction

During the nine months ended December 31, 2007, we had a net loss of $39,167, but a negative cash flow from operations of $12,623. During our third quarter, we had both a small net loss and a small negative cash flow from operations. Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2007, compared to December 31, 2006 and September 30, 2007, are as follows:

	December 31,	December 31,	September 30,
	2007	2006	2007

Cash	$3,946	$4,484	$4,341
Accounts receivable	3,583	12,200	13,342
Total current assets	7,529	16,685	17,683
Total assets	106,349	86,959	108,189
Total current liabilities	395,851	314,464	375,540
Total liabilities	395,851	314,464	375,540

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the nine months ended December 31, 2007, we generated positive cash flow of $2,828. This was a result of net cash used in operating activities of $12,623, offset by net cash provided by financing activities of $15,451. Net cash provided by operating activities consisted primarily of a decrease in accounts receivable of $7,405 offset by an increase in accounts payable of $19,139. We anticipate that we will continue to operate at a loss and use a small positive cash flow from the operations of our DVD and CD division as we shift to the eCommerce business model.

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

Since we have very few assets and only one operating division there is no quantitative information, as of December 31, 2007, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

At the time we filed our last Annual Report on Form 10-KSB, we were a Small Business Issuer as defined in Regulation S-B, and thus did not include risk factors in our filing.

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

/s/ Roger Casas
Dated: February 18, 2008
	By:	Roger Casas
	Its:	Chief Executive Officer

/s/ George P. Morris
Dated: February 18, 2008
	By:	George P. Morris
	Its:	Chief Financial Officer