Form 10-K
period 2008-03-31
Morris Business Development Co
filed 2008-07-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $302,401, based on the closing price of $1.35 of our common stock on March 31, 2008.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 20, 2008, there were 13,000,000 shares of common stock, par value $0.02, issued and outstanding

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. the listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART I

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

On March 30, 2007, we changed our name to Morris Business Development Company.

Description of Business

We focus on the development of opportunities to invest in eligible portfolio companies like a closed end mutual fund and provide growth stage capital, strategic guidance and operational support.

Our principal objectives are long-term capital appreciation of portfolio company securities and shorter-term receipt of dividends from our portfolio companies. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDCs under the 1940 Act, we will offer to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in mature companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off portfolio shares to our shareholders, or reverse merger into a publicly traded shell corporation.

We operate as an externally managed investment company. Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company, BDC Fund Management, LLC, which was formed and is wholly-owned by our Chairman, George Morris. We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MBDE.”

Our financial statements have been prepared assuming we will continue as a going concern. Because we have historically incurred operating losses, and expect those losses to continue in the future, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDCs are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

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

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

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

We do not currently have any subsidiaries but do currently hold 2,500,000 shares of Leep, Inc., as of March 31, 2008 an EPC. However, we do have an operating division that provides services for the duplication, replication, and packaging of digital video disks (“DVD”) and compact disks (“CD”). We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Morris Business Development Company Services

We market the services of our BDC through the Internet, telephone, direct mail and trade conferences. The financial and management consulting services industry is highly competitive. However, the BDC delivery of these services to smaller American companies under $100 million in revenue is limited to 100 Business Development Companies operating under the 1940 Investment Act.

Our President George Morris and a network of independent contractor financial sales representatives known to Dr. Morris are actively engaged in sales of BDC services.

Our BDC can help but not guarantee to provide a wide range of services to our portfolio company clients such as, but not limited to, debt and equity financing, strategic business plan development, productive assets. management personnel and other resource acquisition including licensing, partnering, distributor and joint venture relationships, preparation for growth funding and financial restructuring, preparation and guidance for going public and remaining an efficient compliant public company, investor exposure and market trading support, exit strategy with tax planning and both professional and life coaching.

Electronic Media Duplication Services

We provide electronic media production, duplication, replication, and packaging services for CDs and DVDs.

Our sales of electronic media duplication services are primarily the duplication of a customer’s pre-recorded electronic media programs. The customer’s programs are principally used for education, promotion and documentation of the portfolio client’s company, products or services. We provide services to create multiple copies of a customer’s material on CD and DVD formats. The main target markets for our services are business, religious, government and other non-profit organizations. We do not provide services to the adult entertainment industry.

We charge a client for electronic media duplication services by quoting a price per piece duplicated to the customer. The price is based on the number of pieces duplicated and the specific requirements such as packaging. The greater the number of pieces a customer orders at one time, the lower the price per piece.

Suppliers and Sub-Contractors

Our production and duplication service orders are manufactured and fulfilled through unrelated independent suppliers. We do not own our production and duplication equipment.

We are responsible for sales force commissions plus other incentives.

Distribution Methods

Our sales representatives are responsible for managing their own clients by working with their own telephone, fax, mail and the Internet throughout the United States, with a majority in Southern California,

Competition

The general electronic media duplication industry has become highly price competitive and non-profitable. Therefore, the principal markets for our products and services are our BDC client companies that need to communicate with their customers, shareholders and anyone else affecting their sales and stock price performance.

Advertising and Promotion

Our advertising and promotion is primarily electronic-media focused. We engage in telephone, seminars and Internet campaigns to prospect for new clients needing BDC services and replication of media for communication.

Employees

The number of employees required to operate our business is currently two part-time independent contractors. We can scale up our staffing based on sales growth and our business need.

ITEM 1A – RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

We have a limited operating history.

Our business development company (“BDC”) was created on May 12, 2006. We have been offering our BDC service for approximately one year and have received stock for consulting services from one public stock company, Leep, Inc. (OTCBB symbol “LPPI”). Leep is a depressed modular building panel company with special technology searching for application sales or association with another building materials company. Our Company is trying to help Leep in any way possible since we could benefit from both earnings and share value increases for Leep.

Our BDC operation is undercapitalized and must be funded to successfully assist portfolio client companies.

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

Quarterly operating results can fluctuate significantly depending on a number of factors, any one of which could have a material adverse effect on our results of operations. The factors related to our business development operation include: the timing of services announcements and subsequent introductions of new or enhanced services by us and by our competitors, the market acceptance of our services, changes in our prices and in our competitors’ prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, and changes in general economic conditions.

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

The markets for our products and services are highly competitive and rapidly changing. Some of our current and prospective competitors have significantly greater financial, technical and marketing resources than we do. Our ability to compete in our markets depends on a number of factors, some within and others outside our control. These factors related to our business development operation include: the frequency and success of new service introductions by us and by our competitors, the selling prices of our products and services and of our competitors’ products and services, the performance of our products and of our competitors’ products, product distribution by us and by our competitors, our marketing ability and the marketing ability of our competitors, and the quality of customer support offered by us and by our competitors.

We are dependent upon portfolio clients for our sales, and the inability to attract new client companies would materially reduce our future revenues and could harm our business, financial condition and results of operations.

We are dependent upon portfolio clients for our sales revenue paid for the services we provide them; therefore, with our inability to attract new client companies, we would materially reduce our future revenues and could harm our business, financial condition and results of operations.

We rely on a limited number of third-party suppliers to provide some of the services and products we resell and distribute.

We create and deliver most all of our services but plan to also sell services and products to our clients such as software and training programs provided by independent third parties. There can be no assurance that there will not be a significant disruption in the supply of such products and services from a supplier or, in the event of a disruption, that we would be able to locate alternative suppliers of such products and services of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated suppliers will be able to fill our orders in a timely manner. There can be no assurance that alternative suppliers will be available when required on terms that are acceptable to us, or at all, or that any supplier would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to find new suppliers, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers in our methods, products and quality control standards. Any delays, interruption or increased costs in the supply of such products and services could have an adverse effect on our ability to meet client demand for our products and result in lower revenues and net income both in the short and long-term.

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

We have not paid any cash or stock dividends on our common stock to date and we do not anticipate paying cash dividends in the foreseeable future.

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

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all. Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance and the performance of our portfolio companies. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or services or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over-the-Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our share ownership is concentrated.

Our officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 83% of our voting shares. As a result, these stockholders, if they act together, will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, as well as any charter amendment and other matters requiring stockholder approval. In addition, these stockholders may dictate the day-to-day management of the business. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock by discouraging third party investors. In addition, the interests of these stockholders may not always coincide with the interests of the Company’s other stockholders.

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

We plan to target portfolio companies that are early to growth stage companies dependent upon the successful commercialization of their goods or services. Each of our investments in portfolio companies is subject to a high degree of risk, and we may lose all of our investment in a portfolio company if it is not successful.

We will be investing in early to growth stage companies that we believe can benefit from our expertise in structural support and market entry. Early to growth stage companies are subject to all of the risks associated with newer businesses. These risks include the risk that a newer business opportunity cannot remain commercially viable, may not work, or become obsolete. We cannot assure that any of our investments in our portfolio companies will be successful. Our portfolio companies will be competing with larger, established companies with greater access to, and resources for, further development requiring capital resources beyond our ability. We may lose our entire investment in any or all of our portfolio companies. Even if our portfolio companies are able to deliver commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our expected portfolio companies may not be successful.

The securities we hold in our portfolio companies may be subject to restriction on resale, and we may not be able to sell the securities we hold for amounts equal to their recorded value, if at all.

Some of our portfolio companies may be or become thinly traded public companies or remain private companies. As a result, substantially all of the securities we hold in our portfolio companies are subject to legal restrictions on resale. Furthermore, our ability to sell the securities in our portfolio may be limited by, and subject to, the lack of or limited nature of a trading market for such securities. Therefore, we cannot assure you that we will be able to sell our portfolio company securities for amounts equal to the values that we have ascribed to them or at the time we desire to sell.

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

We have made no investments in other companies.

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

We have never had any annual net profit and there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with the development of our business plan.

We have never generated an annual net profit. Our primary activity to date has been our electronic media duplication, replication, and packaging services, and more recently, the development of our BDC business plan. We plan to stop investing any additional capital or resources in the media business but to service any orders coming to us from existing clients, Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

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

We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of Roger Casas, and George Morris, Ph.D., our Chairman of the Board, President, and Chief Financial Officer. Any loss or interruption of our key personnel’s services could adversely affect our ability to develop our business plan. Our future success depends to a significant extent on the continued service and coordination of our senior management team and we cannot assure you we would be able to find an appropriate replacement for key personnel. We have no employment agreements or life insurance on Mr. Casas or Dr. Morris.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

George Morris, our chairman, provides approximately 100 square feet of office space in Redondo Beach, California, at $100 a month. We currently pay $140 a month for public storage. There is a large amount of office and storage space available for less than $2.00 per square foot within three miles of the existing office.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to, or threatened by, any litigation or procedures.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders of our company through the solicitation of proxies or otherwise.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since December 2001, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the NASDAQ Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol “EMEC” through March 31, 2007. Subsequently, in conjunction with the name change to Morris Business Development Company, our OTCBB trading symbol was changed to “MBDV.” The stock traded under that symbol until the opening of business on May 30, 2008 when a 10-for-one stock split became effective and the symbol was changed to “MBDE.” The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal		Bid Prices
Year Ended March 31,	Period	High	Low

2006	First Quarter	$1.05	$0.55
	Second Quarter	$1.75	$1.01
	Third Quarter	$2.10	$1.10
	Fourth Quarter	$1.10	$1.10

2007	First Quarter	$1.20	$1.20
	Second Quarter	$1.30	$1.10
	Third Quarter	$1.35	$1.30
	Fourth Quarter	$1.35	$1.35

2008	First Quarter	$1.50	$1.35

Holders

The number of holders of record of shares of our common stock is approximately thirty-six (36). Approximately 110,227 shares of common stock are held in brokerage accounts and represent approximately one hundred seventy-seven (177) additional shareholders.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company	For the Years Ended March 31,

	2008	2007	2006	2005	2004	2003

Statement of Operations Data:

Total revenues	$104,978	156,728	274,301	235,652	325,900	297,820

Income (loss) from continuing operations	(12,046)	(38,902)	(13,169)	(70,704)	(19,274)	(93,896)

Net income (loss)	(30,854)	(49,444)	(26,001)	(82,322)	56	(94,696)

Net income (loss) per common share from continuing operations	(0.00)	(0.00)	(0.00)	(0.08)	0.00	(0.09)

Balance Sheet Data:

Current assets	$7,420	88,144	148,333	68,910	34,263	32,410
Total assets	134,853	88,144	148,333	68,910	88,727	32,410

Current liabilities	25,187	338,478	349,223	288,799	117,094	60,833
Total liabilities	416,042	338,478	349,223	288,799	226,294	170,033
Total stockholders’ equity (deficit)	(281,189)	(250,335)	(200,890)	(219,889)	(137,567)	(137,623)

Total dividends per common share	-		-	-	-	-

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclaimer Regarding Forward-Looking Statements

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

Our principal objective is long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDCs under the 1940 Act, we will offer to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

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

Our common stock trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “MBDE.”

Our financial statements have been prepared assuming we will continue as a going concern. Because we have historically incurred operating losses, and expect those losses to continue in the future, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

Regulation as a BDC

Although the 1940 Act exempts a BDC from registration under that Act, it contains significant limitations on the operations of BDCs. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between a BDC and its affiliates, principal underwriters and affiliates of its affiliates or underwriters, and it requires that a majority of the BDC’s directors be persons other than “interested persons,” as defined under the 1940 Act. The 1940 Act also prohibits a BDC from changing the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless so authorized by the vote of the holders of a majority of its outstanding voting securities. BDCs are not required to maintain fundamental investment policies relating to diversification and concentration of investments within a single industry.

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

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets. Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or its officers, directors, or affiliates.

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

We do not currently have any subsidiaries or EPCs; however, we do have an operating division that provides services for the duplication, replication, and packaging of DVDs and CDs. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Introduction

Our revenues for the fourth quarter of 2008 were $35,779, compared to $16,307 for the same quarter in 2007, an increase of approximately 119%. This large increase was a result of payment from Leep for BDC for consulting services to Leep.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007 and December 31, 2007, are as follows:

	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007	Percentage Change	3 Months Ended December 31, 2007

Revenue	$35,779	$16,307	119.4%	$3,957
Cost of revenue	3,142	9,087	(65.4)%	2,726
Total operating expenses	25,726	30,355	(15.2)%	16,145

Income (loss) from operations	$6,911	$(23,135)	129.9%	$(14,914)

Our revenues for the three months ended March 31, 2008 increased to $35,779 compared to $16,307 for the three months ended March 31, 2007, and $3,957 for the three months ended December 31, 2007. The increase in revenues for the fourth quarter of 2007 compared to the fourth quarter of 2006 was due to receipt of Leep portfolio stock for BDC consulting services.

During the three month periods ended March 31, 2008, 2007 and December 31, 2007, we incurred a cost of revenue of $3,142, $9,087, and $2,726, respectively. Our cost of revenue as a percentage of revenue has decreased at 7,9%, 55.7%, and 68.9% for the three month periods ended March 31, 2008 and 2007 and December 31, 2007, respectively. The decrease in our cost of revenue as a percentage of revenue in recent periods is attributed to BDC consulting activities provided by our Chairman George Morris versus purchases from outside vendors. in the DVD/CD replication business.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the three months ended March 31, 2008 and 2007, as compared to the three months ended December 31, 2007 are as follows:

	3 Months Ended March 31, 2008	3 Months Ended March 31, 2007	Percentage Change	3 Months Ended December 31, 2007

Other income	$-	$4,590	(100)%	$-
Interest expense	(5,015)	(4,284)	17.1%	(4,730)

Net income (loss)	$1,896	$(22,830)	108.3%	$(19,644)

Results of Operations for the Years ended March 31, 2008 and 2007

Introduction

In 2008, our revenues were $101,228, compared to $156,728 in 2007, a decrease of approximately 35%. This decrease was a result of a decrease in the number of customers for our CD duplication business.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the year ended March 31, 2008 as compared to the year ended March 31, 2007 are as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Percentage Change

Revenue	$101,228	$156,728	(35.4)%
Cost of revenue	42,410	100,064	(57.6)%
Total operating expenses	76,482	95,565	(20.0)%

Loss from Operations	$(17,664)	$(38,902)	54.6%

Revenues for the year ended March 31, 2008 were $101,228 a decrease of $55,500 from $156,728, for the same period ended March 31, 2007. All of our revenue was generated by our electronic media duplication, replication, and packaging division in the first three fiscal quarters ending December 31, 2007. The decrease in revenue was due to a decrease in the number of customers for our CD duplication business. However, consulting fees in the fourth quarter ending March 31, 2008 represent our new business direction.

Cost of revenues for the year ended March 31, 2008 was $42,410, a decrease of $57,654 from $100,064 for the same period ended March 31, 2007. The decrease in cost of revenues was primarily due to the decrease in revenue compared to last year.

Operating expenses were $76,482 and $95,565, respectively, for the years ended March 31, 2008 and 2007. The operating expenses incurred during each of the years were:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Percentage Change

Operating Expenses:
Professional fees	$27,806	$40,916	(32.0)%

Salaries and related expenses	20,465	30,769	(33.49)%
Consulting fees paid to related Parties	-	500	(100.0)%
Other	24,344	23,380	4.1%

Total Operating Expenses	76,482	95,565	(19.97)%

Total operating expenses were $76,482 for the year ended March 31, 2008 versus $95,565 for the year ended March 31, 2007, which is a decrease of $19,083. Operating expenses consist primarily of professional fees, salaries and related expenses, consulting fees paid to related parties and other. The overall decrease in operating expenses was primarily due to the decrease in legal fees. In addition there was a decrease in salaries and related expenses during the twelve months ending March 31, 2008, compared to the same prior period. The decrease in salaries and related expenses was due to the officers and employees taking salary reductions and not accruing salaries

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the years ended March 31, 2008 and 2007 are as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007	Percentage Change

Other income	$0	$5,395	(100)%
Interest expense	(18,808)	(15,137)	24.25%
Total other income (expenses)	(18,808)	(9,742)	93.06%

Net income (loss)	$(37,271)	$(49,444)	(24.62)%

The interest expense for each of the years presented is related to notes owed to George Morris, our Chairman, Chief Financial Officer and Secretary.

During the twelve months ended March 31, 2008, our total other expenses increased to $18,808 compared to the twelve months ended March 31, 2007. The net loss for the year ended March 31, 2008 was $37,271, versus a net loss of $49,444 for the year ended March 31, 2007. This resulted in a 24.62% decrease in net loss in 2008 compared to 2007.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2008, we had a negative cash flow from operations of ($21,950). Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2008, as compared to March 31, 2007 and December 31, 2007, were as follows:

	March 31,	March 31,	December 31,
	2008	2007	2007

Cash	$765	$1,118	$3,946
Accounts receivable	10,855	10,988	7,783
Total current assets	147,353	88,144	106,350
Total assets	147,353	88,144	106,350
Total current liabilities	69,047	338,478	395,851
Total liabilities	416,042	338,478	395,851

Cash Requirements

As of March 31, 2008, we had a total shareholder deficit of $268,689. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital. Funds will also be utilized for continued legal and professional fees as a result of continuing litigation and reserve or deposit requirements which are a result of our administrative support business of Enstruxis. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2008 and 2007 were $(21,950) and $12,940, respectively. We anticipate that we will continue to operate at approximately break-even and generate a small positive cash flow from the operations of our BDC consulting activities.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2008 and 2007 were $21,597 and $(18,270), respectively.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and no eligible portfolio companies, there is no quantitative information, as of the end of March 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

We have audited the accompanying balance sheet of Morris Business Development Company, formerly Electronic Media Central, a California Corporation (the “Company”) as of March 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2008, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company, Corporation as of March 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended March 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

June 20, 2008

MORRIS BUSINESS DEVELOPMENT COMPANY
BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$765	$1,118
Accounts receivable, net of allowance for doubtful accounts of $4,200 and $3,700 respectively	6,655	10,988
Marketable Security	37,500	-
Due from related parties	102,433	76,037
Total assets	$147,353	$88,144

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$106,296	$77,924
Notes payable - related parties	115,200	114,000
Due to related party	9,530	7,850
Due to officer	185,016	138,704
Total current liabilities	416,042	338,478

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 13,000,000 shares issued and outstanding	13,000	13,000
Additional paid in capital	58,267	55,600
Accumulated deficit	(356,205)	(318,935)
Accumulated other comprehensive income	16,250	-
Total stockholders' deficit	(268,689)	(250,335)
Total liabilities and stockholders' deficit	$147,353	$88,144

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	2008	2007	2006

Net revenues
DVD/CD replication	$79,978	$156,728	$274,301
Consulting	21,250
Total revenue	101,228	156,728	274,301

Cost of revenues	42,410	100,064	177,586
Gross profit	58,818	56,663	96,715

Operating expenses
Professional fees	27,806	40,916	33,519
Salaries and related expenses	20,465	30,769	36,997
Consulting fees paid to related party	3,867	500	12,000
Other	24,344	23,380	27,368
Total operating expenses	76,482	95,565	109,884
Loss from operations	(17,663)	(38,902)	(13,169)

Non-operating income (expense)
Interest expense	(18,808)	(15,137)	(12,032)
Gain on settlement of debts	-	5,395	-
Total other expense	(18,808)	(9,742)	(12,032)
Loss before income taxes	(36,471)	(48,644)	(25,201)

Provision for income taxes	800	800	800
Net loss	$(37,271)	$(49,444)	$(26,001)

Basic and diluted weighted average number of common stock outstanding	13,000,000	13,000,000	11,816,440
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The basic and diluted net loss per share has been stated to retroactively effect a 10:1 stock split in May 2008.

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	Common stock				Accumulated Other	Total
	Number of		Additional	Accumulated	Comprehensive	stockholders'
	shares	Amount	paid in capital	deficit	Income	deficit
Balance as of March 31, 2005	10,000,000	$10,000	$13,600	$(243,489)	$-	$(219,889)
Shares issued for cash	3,000,000	3,000	42,000	-	-	45,000
Net loss for the year	-	-	-	(26,001)	-	(26,001)
Balance as of March 31, 2006	13,000,000	13,000	55,600	(269,490)		(200,890)
Net loss for the year	-	-	-	(49,444)	-	(49,444)
Balance as of March 31, 2007	13,000,000	$13,000	$55,600	$(318,935)	$-	(250,335)
Capital contribution	-	-	2,667	-	-	2,667
Unrealized gain on marketable security	-	-	-	-	16,250	16,250
Net loss for the year	-	-	-	(37,271)	-	(37,271)
Balance as of March 31, 2008	13,000,000	$13,000	$58,267	$(356,205)	$16,250	(268,689)

The number of shares has been stated to retroactively effect a 10:1 stock split in May 2008

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(37,271)	(49,444)	$(26,001)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on debt settlement	-	(5,395)	-
Related party note payable issued for consulting fees & office expense	1,200	1,200	3,600
Revenue in form of marketable security	(21,250)	-	-
Capital contribution	2,667
Decrease (Increase) in accounts receivable	4,332	113,779	(62,722)
Increase (Decrease) in accounts payable	28,372	(47,200)	52,795
Net cash provided by (used in) operating activities	(21,950)	12,940	(32,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common shares issued for cash	-	-	45,000
Proceeds from loans from officers	46,311	44,148	21,738
Decrease (Increase) in receivables from related party	(26,395)	(58,919)	(34,827)
Increase (decrease) in due to affiliates	1,681	(3,498)	-
Net cash provided by (used in) financing activities	21,597	(18,270)	31,911
NET DECREASE IN CASH & CASH EQUIVALENTS	(354)	(5,330)	(417)
CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,118	6,448	6,865
CASH & CASH EQUIVALENTS, ENDING BALANCE	765	$1,118	$6,448

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

On April 1, 1998, Morris Business Development Company (MBDV) was incorporated in California as Electronic Media Central Corporation (the Company or EMC) (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for the development and growth of both American public and private stock companies. The Company is also engaged in providing services for duplication, replication and packaging of DVDs and CDs.

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

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital. The Company has received 2.5 million shares from its first client for financial consulting work completed in the fiscal year ended March 31, 2008.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Accounts receivable amounted to $10,855 and $14,688 and allowance for doubtful accounts amounted to $4,200 and $3,700 as of March 31,2008 and 2007, respectively.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Marketable securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On March 31, 2008, marketable securities have been recorded at $37,500 based upon the fair value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	37,500	16,250	PK

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

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses

Accrued expenses consisted of the following at March 31, 2008 and 2007:

	2008	2007
Account payable	$43,860	$25,605
Accrued state tax	3,157	2,357
Accrued interest	46,779	37,462
Accrued accounting	12,500	12,500
Total	$106,296	$77,924

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

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. . For the years ended March 31, 2008 and 2007, such differences were insignificant.

Stock-based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. The company did not have any warrants outstanding as at March 2008 and 2007.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Stock Split

Effective May 30, 2008, we effected a ten-for-one stock split. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. The Company recognizes consulting fee revenue when the transaction is complete and the fee has been earned.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended March 2008, 2007 and 2006 were insignificant.

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

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Recent Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that this Statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

a)	A brief description of the provisions of this Statement;
b)	The date that adoption is required; and
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect of this pronouncement on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. This Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management does not believe SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows, as the Company has elected not to apply the fair value option for any of its eligible financial instruments and other items.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, management does not expect the adoption of SFAS No. 160 to have a significant impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the adoption of SFAS No. 141(R) to have a significant impact on its financial position or results of operations.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Management does not expect this Statement to have an impact on its financial condition or results of operations.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. We do not believe this pronouncement will impact our financial statements.

In May of 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. We do not believe this pronouncement will impact our financial statements.

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $356,205 at March 31, 2008, and its total liabilities exceeds its total assets by $268,869.

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

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4  STOCKHOLDERS’ DEFICIT

During the year ended March 31, 2006, the Company issued 300,000 shares of its common stock to its Chairman for cash amounting $45,000, which was the market value at the date the board authorized the issuance. All these shares were issued in reliance upon the exemption from registration provided by Regulation D, Rule 506 of the Securities and Exchange Commission and Section 4(2) of the Securities Act. No underwriters were used for the sales.

During the year ended March 31, 2008, the company did not issue any shares.

During the fiscal quarter ended March 31, 2008, the Company’s officers and directors did not charge the Company for their services. Such contributed services were recorded as capital contribution in the amount of $2,667 as of March 31, 2008, which was determined based on the fair value of the services provided.

NOTE 5  RELATED PARTY TRANSACTIONS

The Company has a receivable of $102,433 and $76,037 from and a payable of $9,530 and $7,850 to parties related through common shareholder and officer of the Company as of March 31, 2008 and 2007, respectively. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to Apple Realty, Inc. of $115,200 and $114,000 as of March 31, 2008 and 2007, respectively, due on demand, and is secured by assets of EMC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the twelve month periods ended March 31, 2008, $1,200 of unpaid office expense was added to the note. The interest payable amounting to $46,779 and $37,462 at March 31, 2008 and 2007, respectively, is included in the accompanying financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to the Company’s chairman. The loan amounting $159,720 and $122,899 at March 31, 2008 and 2007, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2009. The company recorded interest of $9,491, $6,419, and $3,925 for the twelve month periods ended March 31, 2008, 2007 and 2006, respectively. The total interest payable on the loan amounted to $25,296 and $15,805 at March 31, 2008 and 2007, respectively, and has been included in due to officer in the accompanying financial statements.

George Morris is the chairman of MBDV. As of March 31, 2008, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company)	82.87%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6  CONCENTRATION OF CREDIT RISK

For the year ended March 31, 2008, 2007 and 2006, revenue from the top two customers represents 73%, 58% and 8% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers was $4,226, $2,917 and $115,601 as of March 31, 2008, 2007 and 2006, respectively. For total purchases for the twelve month periods ended March 31, 2008 and 2007 the Company had two top vendors who represent 72% and 23%, of the Company’s total purchases. Accounts payable balance outstanding for these vendors was $14,283 and $12,540 as of March 31, 2008 and 2007, respectively.

NOTE 7 INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2008, 2007 and 2006, since the Company had significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $347,338 as of March 31, 2008.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The components of the net deferred tax asset are summarized below:

	2008	2007	2006
Deferred tax asset – net operating loss	$139,402	$124,694	$104,916
Less valuation allowance	(139,402)	(124,694)	(104,916)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2008	March 31, 2007	March 31, 2006

Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-		-
Income tax expense consisted of the following:

	2008	2007	2006
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	800	800
Deferred tax credit:
Federal	$12,502	16,811	8,840
State	2,206	2,967	1,560
Total deferred	$14,908	19,778	10,400
Less: valuation allowance	(14,708)	(19,778)	(10,400)
Net deferred tax credit	-	-	-

Tax expense	$800	800	800

NOTE 8 SUBSEQUENT EVENT

On May 30, 2008, the Company announced a 10-for-one stock split that became effective immediately at the opening of business on that day. All per share amounts and share numbers presented have been retroactively restated for this adjustment.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Internal control over financial reporting.

Management’s annual report on internal control over financial reporting. The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant. Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission. All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors. The directors meet frequently - as often as weekly - to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner. All filings of reports with the Commission are reviewed before filing by all directors.

Management assesses the company’s control over financial reporting at the end of its most recent fiscal year to be effective. It detects no material weaknesses in the company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Commission rules that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

All information required to be filed on a Form 8-K during the three months ended March 31, 2008 was filed with the Commission on a Form 8-K.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position(s)

George Morris, Ph.D.	68	Chairman of the Board (1998); President (2007); Chief Executive Officer (2007);

James Herbert	68	Director (2006)

William Nordstrom	64	Director (2006)

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

JAMES HERBERT. Mr. Herbert was appointed as an independent director of our company on May 10, 2006. He is a professional consultant and businessman with more than forty years’ experience in Canada, Texas and California, in real estate development and business financing. Mr. Herbert also has 24 years’ experience in oil and gas investments and partnerships as a business/financial consultant. For the last five years, he has been a financial consultant to the California Clean Air Technologies and Recat Company in Riverside, California.

WILLIAM NORDSTROM. Mr. Nordstrom was appointed as an independent director of our company on May 10, 2006. He is currently Chairman and CEO of Wall Street University, Inc., an Internet-based investor education firm he co-founded in 2004. From 1990 to 2004 he also formerly owned National Investor’s Council, Inc., which published The High Growth Newsletter, reporting on small, publicly held growth companies. From 1984-1990 he was Senior Vice President of Corporate Capital Resources, Inc., a Westlake Village, CA-based registered Business Development Company (BDC). Also, he was Chief Financial Officer of Easyriders, Inc., which at the time was an American Stock Exchange listed company. Mr. Nordstrom is a graduate of Michigan State University with a Bachelor’s degree in Business Administration and is active in his community as a member of the Executive Board of American Legion Post 291 in Newport Beach, California, and also serves on the Board of Directors of the Michigan State Alumni Club of Orange County, CA.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2008 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards*	Total

George Morris, Chairman, CEO,	2008	$2,000	$0	0	$2,000
	2007	$2,400	$0	0	$2,400

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

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of March 31, 2008, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of March 31, 2008:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

George Morris	0	0	0	0	0	0	0
James Herbert.	0	0	0	0	0	0	0
William Nordstrom	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of March 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

George Morris	0	0	0	0	0

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

George Morris (3)	Director	808,630	62.2%

L&M Media, Inc. (3)	>10% Owner	267,369	20.6%

James Herbert 2175 Pacific Avenue #2 Costa Mesa, CA 92627	Director	0	0%

William Nordstrom 4853 East 17th Street Costa Mesa, CA 92627	Director	0	0%

All Officers and Directors as a Group (3 persons)		1,075,999	82.8%

(1)	Unless stated otherwise, the address of each beneficial owner is c/o 413 Avenue G, #1, Redondo Beach, CA 90277.

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

(3)
Mr. Morris is the registered holder of 808,630 shares of our common stock but is attributed the combined shares of 267,369 held by Hollywood Riviera Studios (49,655 shares) and L&M Media, Inc. (217,714 shares), because he exercises voting and/or dispositive power over the securities held by Hollywood Riviera Studios and L&M Media, Inc.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are under the control of George Morris, our Chairman and Chief Financial Officer, who beneficially owns 82.8% of our issued and outstanding common stock.

The basis of his control is set forth below:

•	Mr. Morris directly owns 62.3% of our issued and outstanding common stock;

•	Mr. Morris owns 100% of Hollywood Riviera Studios which owns 3.82% of our issued and outstanding common stock; and

•	Mr. Morris owns 100% of L&M Media, Inc. which owns 16.75% of our issued and outstanding common stock.

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

We have a receivable of $102,433 from Internet Infinity, Inc. for temporary loans in the normal course of business, interest free, unsecured and due on demand. Internet Infinity is a party related through a common controlling shareholder. George Morris is our Chief Financial Officer, Vice President, Chairman of the Board of Directors and our controlling shareholder. As of March 31, 2008, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

•	Morris Business Development Company	82.87%
•	Internet Infinity, Inc.	85.1%
•	Morris & Associates, Inc.	71.30%
•	Apple Realty, Inc.	100.00%

We have a loan payable of $115,200 to Apple Realty, Inc., a party related through a common controlling shareholder. The loan is secured by our assets. Interest accrues at 6% per annum, due and payable upon demand. This loan is the remaining unpaid consulting fees and office expense provided by Apple Realty, Inc. For the year ended March 31, 2008, $1,200 and for March 31, 2007, $1,200 of unpaid office expense was added to the loan.

We recorded interest to Apple Realty, Inc. of $8,718, $8,107 and $7,507 for the years ended March 31, 2008, 2007, and 2006, respectively. The interest payable amounting to $46,779 for March 31, 2008 is included in account payable and accrued expense in the accompanying financial statements.

During the year ended March 31, 2008, we incurred no consulting fees to Apple Realty, Inc.

We have a payable of $9,530 as of March 31, 2008 to Morris & Associates, Inc., a party related through a common controlling shareholder. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

We have a payable to George Morris. The loan, amounting $159,720 at March 31, 2008, carries an interest rate of 6% per annum, is unsecured, and due on October 1, 2008. We recorded interest of $0 for the year ended March 31, 2008. The total interest payable on officer's loan amounted to $25,296 at March 31, 2008 and is included in due to officer in the accompanying financial statements.

During the year ended March 31, 2006, we issued 300,000 shares of our common stock to George Morris for cash consideration of $45,000, which was the market value on the date the board of directors authorized the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2008 and 2007, Kabani & Company, Inc. billed us $25,500 and $21,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended March 31, 2008 and 2007, Kabani & Company, Inc. billed us $zero and $zero, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2008 and 2007, Kabani & Company, Inc. billed us $zero and $zero respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2008 and 2007, Kabani & Company, Inc. did not bill us for any other fees.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

3.1	Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation	(4)

3.3	Bylaws	(1)

10.1	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media	(2)

14.1	Code of Ethics	(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, filed on February 13, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Business Development Company

By	/s/George Morris
George Morris, Chief Executive Officer

Dated: July 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2008
/s/ George Morris
George Morris, CEO, CFO and Director

Dated: July 14, 2008
/s/ James Herbert
James Herbert, Director

Dated: July 14, 2008
/s/ William Nordstrom
William Nordstrom, Director