Form 10-Q
period 2008-06-30
Morris Business Development Co
filed 2008-08-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2008, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

Balance Sheets June 30, 2008 (Unaudited) and March 31, 2008	4

Statements of Operations for the Three Month Periods Ended June 30, 2008, 2007 and 2006 (Unaudited)	5

Statements of Cash Flows for the Three Month Periods Ended June 30, 2008, 2007 and 2006 (Unaudited)	6

Notes to Unaudited Financial Statements	7

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
BALANCE SHEETS

	6/30/08	3/31/08
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,235	$765
Accounts receivable, net of allowance for
doubtful accounts of $4,200 and $3,700, respectively	5,470	6,655
Marketable securities	25,000	37,500
Due from related parties	103,527	102,433
Total assets	$135,232	$147,353

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$105,119	$106,296
Notes payable - related parties	115,500	115,200
Due to related party	9,750	9,530
Due to officer	204,469	185,016
Total current liabilities	434,838	416,042

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
40,000,000 shares authorized;
13,000,000 shares issued and outstanding	13,000	13,000
Additional paid in capital	477,266	58,267
Accumulated deficit	(793,623)	(356,205)
Accumulated other comprehensive income	3,750	16,250
Total stockholders' deficit	(299,607)	(268,689)
Total liabilities and stockholders' deficit	$135,232	$147,353

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008, 2007, AND 2006
(Unaudited)

	2008	2007	2006

Net revenues	$7,970	$23,337	$83,231
Cost of revenues	5,307	12,809	53,365
Gross profit	2,663	10,528	29,866

Operating expenses
Professional fees	13,025	5,271	11,228
Salaries and related expenses	270	6,381	8,752
Consulting fees paid to related party	5,799	-	-
Other	17	5,437	4,744
Total operating expenses	19,111	17,089	24,724
Income (loss) from operations	(16,448)	(6,561)	5,142

Other income (expense)
Other income	-	2,000	805
Interest expense	(5,169)	(4,348)	(3,542)
Beneficial conversion expense	(415,000)	-	-
Total other expense	(420,169)	(2,348)	(2,737)
Income (loss) before income taxes	(436,617)	(8,909)	2,405

Provision for income taxes	800	800	800

Net income (loss)	$(437,417)	$(9,709)	$1,605

Basic and diluted weighted average number of
common stock outstanding	13,000,000	13,000,000	13,000,000

Basic and diluted net earnings (loss) per share	$(0.03)	$(0.00)	$0.00

Weighted average number of shares used to compute basic and diluted earnings (loss) per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2008, 2007, AND 2006
(Unaudited)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(437,417)	$(9,709)	$1,605
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Related party note payable issued for office expense	300	-	-
Capital contribution	3,999	-	-
Beneficial conversion expense	415,000	-	-
Decrease (Increase) in accounts receivable	1,185	(1,523)	102,072
Increase (Decrease) in accounts payable and accrued expenses	(1,177)	(2,445)	(58,253)
Net cash provided by (used in) operating activities	(18,109)	(13,677)	45,424

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	(1,094)	(6,041)	(34,384)
Increase (decrease) in due to officer	19,453	21,543	(7,282)
Increase (decrease) in due to affiliates	220	-	-
Net cash provided by (used in) financing activities	18,579	15,502	(41,667)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	470	1,825	3,757

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	765	1,118	6,448

CASH & CASH EQUIVALENTS, ENDING BALANCE	1,235	2,944	$10,205

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

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

NOTE 2 BASES OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by MBDC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position as of June 30, 2008 and 2007 , and the results of operations and cash flows for the related interim periods ended June 30, 2008, 2008 and 2007. The results of operations for the three month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009.

The accounting policies followed by the Company and other information are contained in the notes to the Company’s financial statements filed on July 14, 2008, as part of the Company’s annual report on Form 10-K for the year ended March 31, 2008. This quarterly report should be read in conjunction with such annual report.

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

Recent Pronouncements

In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. This statement has no effect on the financial statements as the Company does not have any outstanding non-controlling interest.

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $793,623 at June 30, 2008, and its total liabilities exceeds its total assets by $299,607.

MORRIS BUSINESS DEVELOPMENT COMPANY
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

NOTE 4 MARKETABLE SECURITIES

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On June 30, 2008, marketable securities have been recorded at $25,000 based upon the fair value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)

LEEP, Inc (LPPI)	2,500,000	21,250	25,000	3,750	PK

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
Account payable	$48,559	$43,860
Accrued tax	4,137	3,157
Accrued interest	49,173	39,730
Accrued professional fees	3,250	12,500
	$105,119	$106,296

NOTE 6 BENEFICIAL CONVERSION OF DEBT

On June 20, 2008, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of June 30, 2008.

NOTE 7 RELATED PARTY TRANSACTIONS

The Company has a receivable of $103,527 and $102,433 from, and a payable of $9,750 and $9,530 to, parties related through common shareholder and officer of the Company as of June 30, 2008 and March 31, 2008, respectively. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to $115,500 as of June 30, 2008 and $115,200 as of March 31, 2008, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the three month period ended June 30, 2008, $300 of unpaid office expense was added to the note. The company recorded interest of $2,394, $2,267 and $2,123 for the three month periods ended June 30, 2008, 2007 and 2006, respectively. The interest payable amounting to $49,173 as of June 30, 2008 and $46,779 as of March 31, 2008 is included in the accompanying financial statements.

The Company has a payable to the Company’s chairman. The loan amounting to $204,469 at June 30, 2008 and $185,016 as of March 31, 2008, carries an interest rate of 6 % per annum, is unsecured and due on March 31, 2009. The company recorded interest of $2,775, $2,081 and $1,418 for the three month period ended June 30, 2008, 2007 and 2006, respectively. The total interest payable on the loan amounted to $28,071 at June 30, 2008 and $25,296 as of March 31, 2008

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

George Morris is the chairman of MBDC. As of June 30, 2008, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

During three months period ended June 30, 2008, the Company’s officers and directors did not charge the Company for their services. Such contributed services were recorded as capital contribution in the amount of $3,999 as of June 30, 2008, which was determined based on the fair value of the services provided.

NOTE 8 STOCK SPLITS

On May 30, 2008, the Company announced a 10-for-one stock split that became effective immediately at the opening of business on that day. All per share amounts and share numbers presented have been restated for this adjustment.

NOTE 9 CONCENTRATION OF CREDIT RISK

For the three month periods ended June 30, 2008, 2007 and 2006 revenue from one customer represented 100.0%, 32.8% and 68.2% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from this customer as of June 30, 2008 was $5,843 as of June 30, 2008.

For the three month periods ended June 30, 2008, 2007 and 2006, the Company had one vendor who represented 100%, 31.5% and 81.5% of total purchases, respectively. Accounts payable balance outstanding as of June 30, 2008 for this vendor was $0.

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

Three Months ended June 30, 2008 compared to the Three Months ended June 30, 2007 and June 30, 2006

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 and 2006 are as follows:

	3 Months Ended June 30, 2008	3 Months Ended June 30, 2007	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2006
Revenue	$7,970	$23,337	(65.85%)	$83,231
Cost of revenue	5,307	12,809	(58.57%)	53,365
Total operating expenses	19,111	17,089	(11.83%)	24,724

Income (loss) from operations	$(16,448)	$(6,561)	(150.70. %)	5,142

Our revenues for the three months ended June 30, 2008 decreased to $7,970 compared to $23,337 for the three months ended June 30, 2007 and $82,231 for the three months ended June 30, 2006. This 65.9 percent decrease in revenues was a result of reduced purchases by our largest customer.

Our revenues for the current quarter decreased by 65.85% compared to a year earlier and our total operating expenses decreased by 11.83%, to $19,111 for the three months ended June 30, 2008 compared to $17,089 for the three months ended June 30, 2007, $24,724 for the three months ended June 30, 2006.

As a result of the above, our loss from operations for the three months ended June 30, 2008 was $16,448, compared to a loss of $6,561 for the three months ended June 30, 2007, and income of $5,142 for the three months ended June 30, 2006

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007 and 2006 are as follows:

	3 Months Ended June 30, 2008	3 Months Ended June 30, 2007	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2006
Other income	$0	$2,000	0	$805
Interest expense	(5,169)	(4,348)	18.89%	(3,542)
Beneficial conversion expense	415,000	-	-	-

Net income (loss)	$(437,417)	$(9,709)	4,505%	$1,605

On June 20, 2008, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of June 30, 2008.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2008, we had a negative cash flow from operating activities and a positive cash flow from financing activities. We anticipate these numbers will continue.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2008, compared to June 30, 2007 and March 31, 2008, are as follows:

	June 30,	June 30,	March 31,
	2008	2007	2008
Cash	$1,235	$2,944	$765
Accounts receivable	5,470	12,511	6,655
Total assets	135,232	98,446	147,353
Total liabilities	434,838	358,489	416,042

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2008, we generated positive cash flow of $470. This was a result of net cash used by operating activities of $(18,109), offset by net cash provided in financing activities of $18,579. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our DVD and CD division and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2008, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and are designed to provide reasonable assurances of achieving their objectives. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A Risk Factors

At the time we filed our last Annual Report on Form 10-K, we were a Small Business Issuer as defined in Regulation S-B, and thus did not include risk factors in our filing.

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

Dated: August 19, 2008	By:	/s/ George P. Morris
George P. Morris
Its: Chief Executive Officer

Dated: August 19, 2008	By:	/s/ George P Morris
George P. Morris
Its: Chief Financial Officer