Form 10-Q
period 2008-09-30
Morris Business Development Co
filed 2008-11-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 18, 2008, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1	Financial Statements

Balance Sheets September 30, 2008 (Unaudited) and March 31, 2008	4
Statements of Operations for the Six Month Periods Ended September 30, 2008, 2007 and 2006 (Unaudited)	5
Statements of Cash Flows for the Six Month Periods Ended September 30, 2008, 2007 and 2006 (Unaudited)	6
Notes to Unaudited Financial Statements	7

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
BALANCE SHEETS

	September 30,	March 31,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$220	$765
Accounts receivable, net of allowance for
doubtful accounts of $4,200 and $4,200, respectively	5,127	6,655
Marketable Securities	16,250	37,500
Due from related parties	105,877	102,433
Total assets	$127,473	$147,353

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$108,466	$106,296
Notes payable - related parties	115,800	115,200
Due to related party	9,750	9,530
Due to officer	214,600	185,016
Total current liabilities	448,617	416,042

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.02 par value;
40,000,000 shares authorized;
13,000,000 shares issued and outstanding at September 30, 2008; and
at March 31, 2008	13,000	13,000
Additional paid in capital	477,266	58,267
Accumulated deficit	(806,409)	(356,205)
Accumulated other comprehensive income	(5,000)	16,250
Total stockholders' deficit	(321,144)	(268,689)
Total liabilities and stockholders' deficit	$127,473	$147,353

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008, 2007, AND 2006
(Unaudited)

	For Three Month Periods Ended September 30,			For Six Month Periods Ended September 30,
	2008	2007	2006	2008	2007	2006
Net revenues	$6,543	$35,759	40,055	$14,513	$61,492	$123,286
Cost of revenues	1,629	20,831	25,230	6,936	34,035	78,595
Gross profit	4,913	14,928	14,825	7,576	27,457	44,691

Operating expenses
Professional fees	216	5,313	9,309	13,241	10,584	20,537
Salaries and related expenses	-	6,403	8,940	270	12,785	17,692
Consulting fees paid to related party	1,800	0	0	7,599	-	0
Other	10,147	5,805	4,475	10,164	11,242	9,219
Total operating expenses	12,163	17,521	22,725	31,274	34,611	47,449
Loss from operations	(7,250)	(2,593)	(7,900)	(23,698)	(7,154)	(2,758)

Other income (expense)
Other income	-	-	-	-	-	805
Interest expense	(5,537)	(4,714)	(3,468)	(10,706)	(9,062)	(7,010)
Beneficial conversion expense	-	-	-	(415,000)	-	-
Total other expense	(5,537)	(4,714)	(3,468)	(425,706)	(9,062)	(6,206)
Loss before income taxes	(12,787)	(7,307)	(11,369)	(449,404)	(16,216)	(8,964)

Provision for income taxes	-	-	-	800	800	800

Net Loss	$(12,787)	$(7,307)	$(11,369)	$(450,204)	$(17,016)	$(9,764)

Other comprehensive gain/(loss):
Unrealized loss on marketable securities	(8,750)	-	-	(5,000)	-	-
Comprehensive income (loss)	$(21,537)	$(7,307)	$(11,369)	$(455,204)	$(17,016)	$(9,764)

Basic and diluted weighted average number of common stock outstanding	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000

Basic and diluted net loss per share	$(0.00)	(0.00)	(0.00)	$(0.03)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2008, 2007, AND 2006
(Unaudited)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(450,204)	$(17,016)	$(9,764)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Related party note payable issued for office expense	600	-	-
Capital contribution via services provided	3,999	-	-
Beneficial conversion expense	415,000	-	-
Decrease (Increase) in accounts receivable	1,528	(2,354)	104,404
Increase (Decrease) in accounts payable and accrued expenses	2,170	14,768	(60,222)
Net cash provided by (used in) operating activities	(26,907)	(4,602)	34,418

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	(3,223)	-	-
Increase (decrease) in due to officer	29,584	20,009	14,925
Increase (decrease) in due to affiliates	-	(12,184)	(45,739)
Net cash provided by (used in) financing activities	26,361	7,825	(30,814)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(546)	3,223	3,604

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	765	1,118	6,448

CASH & CASH EQUIVALENTS, ENDING BALANCE	220	4,341	$10,052

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

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

NOTE 3 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $806,409 at September 30, 2008, and its total liabilities exceeds its total assets by $321,144.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On September 30, 2008, marketable securities have been recorded at $32,500 based upon the fair value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)

LEEP, Inc (LPPI)	2,500,000	21,250	16,250	(5,000)	PK

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008

Account payable	$49,436	$43,860
Accrued tax	4,137	3,157
Accrued interest	51,643	39,730
Accrued professional fees	3,250	12,500
	$108,466	$106,296

NOTE 6 BENEFICIAL CONVERSION OF DEBT

On June 20, 2008, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the Company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of September 30, 2008.

NOTE 7 RELATED PARTY TRANSACTIONS

The Company has a receivable of $105,877 and $102,433 from and a payable of $9,750 and $9,530 to parties related through common shareholder and officer of the Company as of September 30, 2008 and March 31, 2008 respectively. The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to $115,800 as of September 30, 2008 and $115,200 as of March 31, 2008, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the six month period ended September 30, 2008, $600 of unpaid office expense was added to the note. The company recorded interest of $4,864, $4,577 for the six month periods ended September 30, 2008, 2007, respectively. The interest payable amounting to $51,643 as of September 30, 2008 and $46,779 as of March 31, 2008 is included in the accompanying financial statements.

The Company has a payable to the Company’s chairman. The loan amounting to $214,600 at September 30, 2008 and $185,016 as of March 31, 2008, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2009. The company recorded interest of $5,842 and $4,485 for the six month period ended September 30, 2008 and 2007, respectively. The total interest payable on the loan amounted to $31,138 at September 30, 2008 and $25,296 as of March 31, 2008

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

George Morris is the chairman of MBDC. As of September 30, 2008, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

During six month period ended September 30, 2008, the Company’s officers and directors did not charge the Company for their services. Such contributed services were recorded as capital contribution in the amount of $3,999 as of September 30, 2008, which was determined based on the fair value of the services provided.

NOTE 8 STOCK SPLITS

On May 30, 2008, the Company announced a 10-for-one stock split that became effective immediately at the opening of business on that day. All per share amounts and share numbers presented in the financial statements have been restated retroactively, for this adjustment.

NOTE 9 CONCENTRATION OF CREDIT RISK

For the six month periods ended September 30, 2008 and 2007 revenue from one customer represented 52%, and 41% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from this customer as of September 30, 2008 was $2,108.

For the three month periods ended September 30, 2008, and 2007, the Company had one vendor who represented 30.7%, and 50% of total purchases, respectively. Accounts payable balance outstanding as of September 30, 2008 for this vendor was $15,165.

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

Our common stock trades on the over the counter bulletin board under the symbol “MBDV.”

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

Three Months ended September 30, 2008 compared to the Three Months ended September 30, 2007 and September 30, 2006

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 and 2006, and June 30, 2008, are as follows:

	3 Months Ended September 30, 2008	3 Months Ended September 30, 2007	Percentage Change Increase (Decrease)	3 Months Ended September 2006	3 Months Ended June 30 2008

Revenue	$6,543	$35,759	(81.7%)	$40,055	7,970
Cost of revenue	1,629	20,831	(90.8%)	25,230	5,307
Total operating expenses	12,163	17,521	(30.6%)	22,725	19,111

Income (loss) from operations	$(7,250)	$(2,593)	(53.8. %)	(7,900)	$8,313

Our revenues for the three months ended September 30, 2008 decreased to $6,543 compared to $31,954 for the three months ended September 30, 2007, $40,055 for the three months ended September 30, 2006, and $7,970 for the three months ended June 30, 2008. This decrease in revenues was a result of reduced purchases by our largest customer.

Our revenues for the current quarter decreased by 79.5% compared to a year earlier and our total operating expenses decreased by 30.6%, to $12,163 for the three months ended September 30, 2008 compared to $17,521 for the three months ended September 30, 2007, $22,725 for the three months ended September 30, 2006, and $19,111 for the three months ended June 30, 2008.

As a result of the above, our loss from operations for the three months ended September 30, 2008 was $7,250, compared to a loss of $2,593 for the three months ended September 30, 2007, a loss of $7,900 for the three months ended September 30, 2006, and loss of $16,448 for the three months ended June 30, 2008.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007 and 2006, and June 30, 2008, are as follows:

	3 Months Ended Sept 30, 2008	3 Months Ended Sept 30, 2007	Percentage Change Increase (Decrease)	3 Months Ended Sept 30, 2006	3 Months Ended June 30, 2008

Other income	$0	$0	0	$0	$0
Interest expense	(5,537)	(4,714)	14.9%	(3,468)	(5,169)

Net income (loss)	$(12,787)	$(7,307)	(42.9)%	$(11,369)	$(450.204)

Our other income for the three months ended September 30, 2008 was $0. The interest expense was $5,537.

Six Months ended September 30, 2008 compared to the Six Months ended September 30, 2007 and June 30, 2008

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the six months ended September 30, 2008, as compared to the six months ended September 30, 2007 and 2006, and June 30, 2008, are as follows:

	6 Months Ended September 30, 2008	6 Months Ended September 30, 2007	Percentage Change Increase (Decrease)	6 Months Ended September 2006	3 Months Ended June 30 2008

Revenue	$14,513	$61,492	(76.4%)	$123,286	7,970
Cost of revenue	6,936	34,035	(79.6%)	78,595	5,307
Total operating expenses	31,274	34,611	(10.6%)	47,449	19,111

Income (loss) from operations	$(23,698)	$(7,154)	(69.8. %)	(9.764)	$(16.448)

Our revenues for the six months ended September 30, 2008 decreased to $14,513 compared to $61,492 for the six months ended September 30, 2007, $123,286 for the six months ended September 30, 2006, and $7,970 for the three months ended June 30, 2008. This decrease in revenues was a result of reduced purchases by our largest customer.

Our revenues for the current six months decreased by 76.4% compared to a year earlier and our total operating expenses decreased by 79.6%, to $34,035 for the six months ended September 30, 2008 compared to $34,611 for the six months ended September 30, 2007, $47,449 for the six months ended September 30, 2006, and $19,111 for the three months ended June 30, 2008.

As a result of the above, our loss from operations for the six months ended September 30, 2008 was $23,698, compared to a loss of $7,154 for the six months ended September 30, 2007, a loss of $9,764 for the six months ended September 30, 2006, and loss of $16,448 for the three months ended June 30, 2008.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the six months ended September 30, 2008, as compared to the six months ended September 30, 2007 and 2006, and June 30, 2008, are as follows:

	6 Months Ended Sept 30, 2008	6 Months Ended Sept 30, 2007	Percentage Change Increase (Decrease)	6 Months Ended Sept 30, 2006	3 Months Ended June 30, 2008

Other income	$0	$0	0	$805	$0
Interest expense	(10,706)	(9,062)	15.4%	(7,010)	(5,169)
	(415,000)	0	0	0	0

Net loss	$(450,204))	$(17,016)	(69.8)%	$(9,764)	$(16,448)

Our other income for the three months ended September 30, 2008 was $0. The interest expense was $5,537.

Liquidity and Capital Resources

Introduction

During the six months ended September 30, 2008, we had a small positive cash flow from operating activities and a small negative cash flow from financing activities. We anticipate these numbers will continue.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2008, compared to June 30, 2007 and March 31, 2008, are as follows:

	September 30,	September 30,	June 30,
	2008	2007	2008

Cash	$220	$4,432	$1,235
Accounts receivable	5,127	13,342	5.470
Total current assets	127,473	17.684	14,455
Total assets	127,473	108,190	135,232
Total current liabilities	448,617	375,340	35,232
Total liabilities	448,617	375,340	434,838

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the six months ended September 30, 2008, we used negative cash flow of $546. This was a result of net cash use by operating activities of ($26,907), offset by net cash provided in financing activities of $26,361. Net cash provided by operating activities consisted primarily of an increased operating loss, increase of accounts receivable and increase in accounts payable offset by a decrease in receivable from related party offset by an decrease in due to officers and a slight increase in due to affiliates. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our DVD and CD division and loans from officers.

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

/s/ George P. Morris
Dated: November 19, 2008
	By:	George P. Morris
	Its:	Chief Executive Officer

/s/ George P Morris
Dated: November 19, 2008
	By:	George P. Morris
	Its:	Chief Financial Officer