Form 10-Q
period 2008-12-31
Morris Business Development Co
filed 2009-02-23
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number 0-32345

———————

MORRIS BUSINESS DEVELOPMENT COMPANY

(Exact name of registrant as specified in its charter)

———————

California (State or other jurisdiction of incorporation or organization)	33-0795854 (I.R.S. Employer Identification No.)
413 Avenue G, #1 Redondo Beach, CA (Address of principal executive offices)	90277 (Zip Code)

Registrant’s telephone number, including area code  (310) 493-2244

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file

such reports), and (2) has been subject to such filing requirements for the past 90 days.			✓ Yes		No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.

Large accelerated filer			Accelerated filer
Non-accelerated filer	✓	(Do not check if a smaller	Smaller reporting company
reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	✓	No
Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of
the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.			Yes		No
Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 19, 2009, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

MORRIS BUSINESS DEVELOPMENT COMPANY

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.        Financial Statements

3

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.        Controls and Procedures

17

PART II - OTHER INFORMATION

18

Item 1.        Legal proceedings

18

Item 1A.     Risk Factors

18

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.        Defaults Upon Senior Securities

18

Item 4.        Submission of Matters to a Vote of Security Holders

18

Item 5.        Other Information

18

Item 6.        Exhibits

18

PART I – FINANCIAL INFORMATION

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

Item 1

Financial Statements

Balance Sheets December 31, 2008 (Unaudited) and March 31, 2008

4

Statements of Operations for the Nine Month Periods Ended December 31, 2008, 2007
and 2006 (Unaudited)

5

Statements of Cash Flows for the Nine Month Periods Ended December 31, 2008, 2007,
and 2006 (Unaudited)

6

Notes to Unaudited Financial Statements

7

MORRIS BUSINESS DEVELOPMENT COMPANY

(Formerly known as Electronic Media Central Corporation)

BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$—	$765
Accounts receivable, net of allowance for doubtful accounts of $6,703 and $4,200, respectively	—	6,655
Marketable Securities	8,750	37,500
Due from related parties	107,377	102,433
Total assets	$116,127	$147,353

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$116,476	$106,296
Notes payable - related parties	116,100	115,200
Due to related party	9,750	9,530
Due to officer	219,947	185,015
Total current liabilities	462,274	416,041

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.02 par value; 40,000,000 shares authorized; 13,000,000 shares issued and outstanding at December 31, 2008; and at March 31, 2008	13,000	13,000
Additional paid in capital	477,266	58,267
Accumulated deficit	(823,913)	(356,205)
Accumulated other comprehensive income	(12,500)	16,250
Total stockholders' deficit	(346,147)	(268,688)
Total liabilities and stockholders' deficit	$116,127	$147,353

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(Formerly known as Electronic Media Central Corporation)

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Unaudited)

	For Three Month Periods Ended December 31,			For Nine Month Periods Ended December 31,
	2008	2007	2006	2008	2007	2006
Net revenues	$—	$3,957	$17,853	$14,513	$65,449	$140,421
Cost of revenues	—	2,726	13,099	—	39,268	90,977
Gross profit	—	1,231	4,754	14,513	26,181	49,444

Operating expenses
Professional fees	5,007	3,786	4,841	18,248	14,370	25,378
Salaries and related expenses	—	6,682	9,131	270	19,467	26,823
Consulting fees paid to related party	1,500	—	—	9,099	—	—
Other	5,270	5,677	3,789	22,371	16,918	13,008
Total operating expenses	11,777	16,145	17,761	49,988	50,755	65,209
Loss from operations	(11,777)	(14,914)	(13,007)	(35,475)	(24,574)	(15,765)

Other income (expense)
Other income	—	—	—	—	—	805
Interest expense	(5,726)	(4,730)	(3,843)	(16,433)	(13,793)	(10,853)
Beneficial conversion expense	—	—	—	(415,000)	—	—
Total other expense	(5,726)	(4,730)	(3,843)	(431,433)	(13,793)	(10,048)
Loss before income taxes	(17,503)	(19,644)	(16,850)	(466,908)	(38,367)	(25,813)

Provision for income taxes	—	—	—	800	800	800

Net Loss	$(17,503)	$(19,644)	$(16,850)	$(467,708)	$(39,167)	$(26,613)

Other comprehensive gain/ (loss):
Unrealized loss on marketable securities	7,500	—	—	12,500	—	—
Comprehensive income (loss)	(10,003)	(19,644)	(16,850)	(455,208)	(39,167)	(26,613)

Basic and diluted weighted average number of common stock outstanding	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000

Basic and diluted net loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)	$(0.03)	$(0.02)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(Formerly known as Electronic Media Central Corporation)

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2008, 2007, AND 2006
(Unaudited)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(467,708)	$(39,167)	$(26,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Related party note payable issued for office expense	900	—	900
Capital contribution via services provided	3,999	—	—
Beneficial conversion expense	415,000	—	—
Decrease (Increase) in accounts receivable	6,655	7,405	112,567
Increase (Decrease) in accounts payable and accrued expenses	10,180	19,139	(60,222)
Net cash provided by (used in) operating activities	(30,974)	(12,623)	26,632

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	(4,723)	36,350	27,299
Increase (decrease) in due to officer	34,932	(20,899)	(53,157)
Decrease in due to affiliates	—	—	(2,666)
Net cash provided by (used in) financing activities	30,209	15,451	(28,524)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(765)	2,828	(1,963)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	765	1,118	6,447

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$3,946	$4,484

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$—	$—	$—
Taxes paid during the year	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1

ORGANIZATION

On April 1, 1998, Morris Business Development Company (the Company or MBDC) was incorporated in California as Electronic Media Central Corporation (EMC) (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for the development and growth of both American public and private stock companies. The Company is also engaged in providing services for duplication, replication and packaging of DVDs and CDs.

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

NOTE 2

BASIS OF PRESENTATION AND BUSINESS

The accompanying financial statements have been prepared by MBDC (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the financial position and the results of operations and cash flows for the related interim periods ended December 31, 2008, 2007 and 2006. The results of operations for the three and nine month periods ended December 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 2009.

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

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

In March, 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141 to have a significant impact on its results of operations or financial position.

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

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE 3

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $823,913 at December 31, 2008, and its total liabilities exceeds its total assets by $346,147.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment. Moreover, George Morris, the chairman, director and officer of the Company, has contributed cash to maintain a reduced overhead operation until significant funding can be received for growth. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

NOTE 4

MARKETABLE SECURITIES

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On December 31, 2008, marketable securities have been recorded at $8,750 based upon the fair value of the marketable securities, compared to those recorded at $37,500 on March 31, 2008.

	December 31, 2008	March 31, 2008
(Unaudited)
Equity Securities Name and Symbol	LEEP, Inc (LPPI)	LEEP, Inc (LPPI)
Number of Shares Held	2,500,000	2,500,000
Cost	$ 21,250	$ 21,250
Market Value	$ 8,750	$ 37,500
Accumulated Unrealized Gain	($ 12,500)	$ 16,250
Traded on Pink Sheets (PK) or Bulletin Board (BB)	PK	PK

NOTE 5

ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008
	(Unaudited)
Account payable	$5,149	$43,860
Accrued payroll	180	0
Accrued tax	3,957	3,157
Accrued interest	54,150	46,779
Accrued professional fees	6,750	12,500
	$116,476	$106,296

NOTE 6

ENEFICIAL CONVERSION OF DEBT

On June 20, 2008, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the Company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of December 31, 2008.

NOTE 7

RELATED PARTY TRANSACTIONS

The Company has a receivable of $107,377 and $102,433 from Internet Infinity, Inc., and a payable of $9,750 and $9,530 to Morris & Associates, Inc. These companies are parties related through common shareholder and officer of MBDC as of December 31, 2008 and March 31, 2008, respectively. The amounts are short term loans in the normal course of business and are interest free, unsecured and due on demand.

The Company has a note payable to Apple Realty, Inc., a related party through common shareholder and officer. The note amounts to $116,100 as of December 31, 2008 and $115,200 as of March 31, 2008, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the nine month period ended December 31, 2008, $900 of unpaid office expense was added to the note. The company recorded interest of $16,433 and $13,793 for the nine month periods ended December 31, 2008 and 2007, respectively. The interest payable amounting to $54,150 as of December 31, 2008 and $46,779 as of March 31, 2008 is included in the accompanying financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

The Company has a payable to the Company’s chairman. The loan, amounting to $219,947 at December 31, 2008 and $185,015 as of March 31, 2008, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2009. The company recorded interest of $9,061 and $6,901 for the nine month period ended December 31, 2008 and 2007, respectively. The total interest payable on the loan amounted to $34,357 at December 31, 2008 and $25,296 as of March 31, 2008.

George Morris is the chairman of MBDC. As of December 31, 2008, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

During the nine months period ended December 31, 2008, the Company’s officers and directors did not charge the Company for their services. Such contributed services were recorded as capital contribution in the amount of $3,999 as of December 31, 2008, which was determined based on the fair value of the services provided.

NOTE 8

STOCK SPLITS

On May 30, 2008, the Company announced a ten-for-one stock split that became effective immediately at the opening of business on that day. All per share amounts and share numbers presented in the financial statements have been restated retroactively, for this adjustment.

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

In addition, we may acquire either a minority or controlling interest in mature privately held or public stock companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock. The principal objective of acquisitions is to increase the market value of the target company pursuant to a roll-up strategy that would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public if it is not already a public stock company through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

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

Our common stock trades on the over the counter bulletin board under the symbol “MBDE.”

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

We do not currently have any subsidiaries or Eligible Portfolio Companies (“EPCs”); however we do have an operating division that provides services for the duplication, replication, and packaging of DVD’s and CD’s. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months ended December 31, 2008 compared to the Three Months ended December 31, 2007 and 2006

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. During that quarter, and the quarter ended December 31, 2007, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007 and 2006, and September 30, 2008, are as follows:

	Three Months Ended December 31 , 2008	Three Months Ended December 31, 2007	Percentage Change Increase (Decrease)	Three Months Ended December 31, 2006	Three Months Ended September 30, 2008
Revenue	$0	$3,957	(100)%	$17,853	$6,543
Cost of revenue	0	2,726	(100)%	13,099	1,629
Total operating expenses	11,777	16,145	(27)%	17,761	12,163

Loss from operations	$(11,777)	$(14,914)	21%	$(13,007)	$(7,250)

Our revenues for the three months ended December 31, 2008 decreased to zero compared to $3,957 for the three months ended December 31, 2007, $17,853 for the three months ended December 31, 2006, and $6,543 for the three months ended September 30, 2008. The decrease in revenues for the third quarter of 2008 compared to the third quarter of 2007 was due to reduced sales of our replication services to all of our customers.

Our revenues for the current quarter decreased by 100% compared to a year earlier. Our total operating expenses decreased by 27%, resulting in our loss from operations for the three months ended December 31, 2008 being $11,777 as compared to $16,145 for the three months ended December 31, 2007 and a loss from operations of $17,761 for the three months ended December 31, 2006 and $7,250 for the three months ended September 30, 2008.

Our cost of revenue as a percentage of revenue was 100%, 69%, and 73% for the three month periods ending December 31, 2008, 2007, and 2006, respectively. Our cost of revenue as a percentage of revenue for the three months ended September 30, 2008 was 25%. The change in our cost of revenue as a percentage of revenue in recent periods is attributed to no sales.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended December 31, 2008, as compared to the three months ended December 31, 2007 and 2006, and September 30, 2008, are as follows:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Percentage Change Increase (Decrease)	Three Months Ended December 31, 2006	Three Months Ended September 30, 2008

Other income	$—	$—	—%	$—	$0
Interest expense	(5,726)	(4,730)	21.1%	(3,843)	(5,537)

Net loss	$(17,503)	$(19,644)	(10.9)%	$(16,850)	$(12,787)

The interest expense for each of the quarters presented is related to notes owed to our Chairman George Morris.

Nine Months ended December 31, 2008 compared to the Nine Months ended December 31, 2007 and 2006

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Since that time, our DVD and CD division continued to be our sole source of revenues.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007 and 2006, are as follows:

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	Percentage Change Increase (Decrease)	Nine Months Ended December 31, 2006

Revenue	$14,513	$65,449	(78)%	$140,421
Cost of revenue	0	39,268	(100)%	90,977
Total operating expenses	49,988	50,755	(2)%	65,209

Loss from operations	$(35,475)	$(24,574)	44%	$(15,765)

Our revenues for the nine months ended December 31, 2008 decreased to $14,513 compared to $65,449 for the nine months ended December 31, 2007 and $140,421 for the nine months ended December 31, 2006. The decrease in revenues for 2008 compared to 2007 was due to lower sales to all of our customers.

While our revenues for the current nine month period decreased by 78% compared to a year earlier, our total operating expenses decreased by $767, or 2%, resulting in a greater loss from operations for the nine months ended December 31, 2008 of $35,475 as compared to $24,574 for the nine months ended December 31, 2007. We had a loss from operations of $35,475 for the nine months ended December 31, 2008, primarily because of total operating expenses not offset by decreased sales.

Our cost of revenue as a percentage of revenue has been 0%, 60% and 65% for the nine month periods ending December 31, 2008, 2007, and 2006, respectively. The variance in our cost of revenue as a percentage of revenue in recent periods is attributed to increased price competition.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007 and 2006, are as follows:

	Nine Months Ended December 31, 2008	Nine Months Ended December 31, 2007	Percentage Change Increase (Decrease)	Nine Months Ended December 31, 2006
Other income	$—	$—	—	$805
Interest expense	16,433	13,793	19.1%	10,853
Beneficial conversion expense	415,000	—	100.0%	—
Total other expense	431,433	13,793	3027.9%	10,048
Loss before income taxes	$(466,908)	$(38,367)	1116.9%	$(25,813)
Net loss	$(467,708)	$(39,167)	1094.1%	$(26,613)

The interest expense for each of the nine-month periods presented is related to notes owed to our Chairman, George Morris. Beneficial conversion expense recognizing cost contribution is $415,000 and an unrealized loss of $12,500 on the Leep Inc. marketable securities held in our portfolio.

Liquidity and Capital Resources

Introduction

During the nine months ended December 31, 2008, we had a comprehensive loss of $455,208, and a negative cash flow from operations of $30,974. During our third quarter, we had both a large net loss from write offs and expense recognition and a small negative cash flow from operations. Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2008, compared to December 31, 2007 and September 30, 2008, are as follows:

	December 31, 2008	December 31, 2007	September 30, 2008

Cash	$0	$3,946	$220
Accounts receivable	0	3,583	5,127
Total current assets	116,127	7,529	127,473
Total assets	116,127	106,350	127,473
Total current liabilities	462,274	395,851	448,617
Total liabilities	462,274	395,851	448,617

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the nine months ended December 31, 2008, we used cash of $765. This was a result of net cash used in operating activities of $30,974, offset by net cash provided by financing activities of $30,208. Net cash used by operating activities consisted primarily of a decrease in accounts receivable of $6,655 offset by an increase in accounts payable of $10,180. We anticipate that we will continue to operate at a loss and use a small positive cash flow of loans from George Morris until the Company can raise additional capital with a new investment or operation.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Item 1A

Risk Factors

At the time we filed our last Annual Report on Form 10-K, we were a Small Business Issuer as defined in Regulation S-K, and thus did not include risk factors in our filing.

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

Item 6

Exhibits

(a)

Exhibits

Exhibit No.	Description
3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation

3.2 (4)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws

10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media

14.1 (3)	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

———————

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

Dated: February 20, 2009
	By:	/s/ GEORGE P. MORRIS
George P. Morris
	Its:	Chief Executive Officer

Dated: February 20, 2009
	By:	/s/ GEORGE P MORRIS
George P. Morris
	Its:	Chief Financial Officer

19