Form 10-K
period 2009-03-31
Morris Business Development Co
filed 2009-07-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 814-00724

MORRIS BUSINESS DEVELOPMENT COMPANY
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0795854 (I.R.S. Employer Identification No.)
413 Avenue G, #1 Redondo Beach, CA (Address of principal executive offices)	90277 (Zip Code)
Registrant’s telephone number, including area code    (310) 493-2244

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]   No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  [   ]   No  [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]   No  [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.  $6,720, based on the closing price of $0.03 of our common stock on March 31, 2009.

Applicable only to registrants  involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [   ]  No  [   ]

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 9, 2009, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders:  (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  the listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

TABLE OF CONTENTS

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

Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services for an unaffiliated company, Video Magnetics, LLC.  In February 1997, as the result of L&M Media, Inc. acquiring Video Magnetics, LLC, these services were supplied by the affiliated company, L&M Media, Inc. which for over 10 years had been wholly owned by George Paul Morris, our CEO, Chief Financial Officer and Secretary and the controlling shareholder of both Internet Infinity and us.  L&M Media was supplying its products and services to us through its wholly owned subsidiary, Apple Media Corporation, through March 31, 2002.  All products and services were provided by Pac Max Corporation of Brea, California and less than five other independent suppliers.

On May 12, 2006, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.

On March 30, 2007, we changed our name to Morris Business Development Company.

Description of Business

On June 12, 2009, the Company had a major change with the replacement of William Nordstrom by an experienced new member of the Board of Directors with the addition of Charles Yesson.  In addition,  George Morris, Ph.D. returned to a full-time management position as the leader of the Company after a near fatal auto accident in December 2007.  Dr. Morris and the Board of Directors are now ready to seek revenue and profits for the Company through strategic partnering and acquisitions.

We focus on the development of opportunities to invest in eligible portfolio companies as a closed end investment fund similar to a mutual fund and we help provide growth capital, strategic guidance and operational support.  In some cases we may receive stock in portfolio companies for services provided by the Company both with or without cash. We may  assist a client company with stock in our portfolio to grow their revenue and sales with substantial managerial support and capital sourcing. If a portfolio company meets the criteria, our Company may further assist them in “going public” for the benefit of all shareholders in the portfolio company and our Company.

Our principal objectives are long-term capital appreciation of portfolio company securities and shorter-term receipt of dividends and/or interest from our portfolio companies.  We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock.  We may invest alone, or as part of a larger investment group.  Consistent with our status as a BDC and the purposes of the regulatory framework for BDCs under the 1940 Act, we will offer to provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

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

We operate as an externally managed investment company.  Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company, BDC Fund Management, LLC, which was formed and is wholly-owned by our CEO, George Morris.  We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

On June 2, 2009, we entered into an agreement with Howell Capital Holdings, LLC operating as “More American Jobs” to help American companies prepare to access both government and private financial support, as reported on Form 8-K filed June 3, 2009.  In addition, the Company will also commence a new participation relationship this month with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

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

Electronic Media Duplication Services

We provide very limited electronic media production, duplication, replication, and packaging services for CDs and DVDs.

Our sales of electronic media duplication services are primarily the duplication of a customer’s pre-recorded electronic media programs.  The programs are principally used for education, promotion and documentation of the portfolio client’s company, products or services.  We provide services to create multiple copies of a customer’s material on CD and DVD formats.  We do not provide services to the adult entertainment industry.

We charge a client for electronic media duplication services by quoting a price per piece duplicated to the customer.  The price is based on the number of pieces duplicated and the specific requirements such as packaging.  The greater the number of pieces a customer orders at one time, the lower the price per piece.

Suppliers and Sub-Contractors

Our production and duplication service orders are created, manufactured and fulfilled through unrelated independent suppliers.  We do not own our production and duplication equipment.

We are responsible for sales force commissions plus other incentives.  In addition, we do not  pay George Morris, our CEO, Chief Financial Officer, Secretary and controlling shareholder a salary for sales and marketing consulting at this time.  However, we do anticipate paying performance compensation to him in the future.

Distribution Methods

Our sales representatives are responsible for managing their own clients by working with their own telephone, fax, mail  and the Internet throughout the United States, with a majority in California,

Competition

The main BDC business of business of consulting to assist client companies to source capital and get the substantial managerial support they need to succeed is a seasoned industry with many competitive service providers. However, the Company management believes that it is positioned as a 1940 Congressional Investment Act Company to provide a special bundle of services as a BDC.  In addition, George Morris, Ph.D. has the educational and work experience  to deliver services needed by the clients.

The general electronic media duplication industry has become highly price competitive and non-profitable.  Therefore, the principal markets for our products and services are our BDC client companies that need to communicate with their customers, shareholders and anyone else affecting their sales and stock price performance.

Advertising and Promotion

Our advertising and promotion is primarily electronic-media focused. We engage in telephone and Internet campaigns to prospect for new clients needing BDC services.

Employees

We employ no persons full or part time and have only one part-time independent contractor.  We can scale up our staffing based on sales growth and our business need.

ITEM 1A – RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review.  These risk factors and other considerations include:

We have a limited operating history.

Our business development company (“BDC”) was created on May 12, 2006. We have been offering our BDC services on a limited basis for approximately three years due to the accident of our founder George Morris.  We have received  stock for consulting services from one public stock company, Leep, Inc. (OTCBB symbol “LPPI”).  Leep is a depressed modular building panel company with special technology searching for application sales or association with another building materials company.  Our Company is trying to help Leep in any way possible since we could benefit from both earnings and share value increases for Leep.

Our BDC operation is undercapitalized and must be funded to successfully assist  portfolio client companies.  We are currently seeking funding from financial partners to implement our marketing plan.

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

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.  This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance and the performance of our portfolio companies.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or services or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our clients.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

To date we have relied on sales revenue from our electronic media duplication, replication, and packaging services and private loans and equity investments from George Morris, our CEO, Chief Financial Officer and Secretary and controlling shareholder to fund operations.  We have generated little revenue and have extremely limited cash liquidity and capital resources.  Any equity financings could result in dilution to our stockholders.  Debt financing may result in high interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we may be required to reduce or curtail operations.

The services of our directors, officers and key staff are essential to our future success.

We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of George Morris, Ph.D., our CEO and Chief Financial Officer.  However, we are seeking additional management assistance through partnering and joint participation.  Any loss or interruption of our key personnel’s services, as occurred in the last two years with the accident of George Morris, could adversely affect our ability to develop our business plan.  Our future success depends to a significant extent on the continued service and coordination of our senior management team and we cannot assure you we would be able to find an appropriate replacement for key personnel.  We have no employment agreements or life insurance on Dr. Morris.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

George Morris, our CEO, provides approximately 100 square feet of office space in Redondo Beach, California, at $100 a month.  We currently pay approximately $500 a month for public storage.  There is a large amount of office and storage space available for less than $2.00 per square foot within three miles of the existing office.

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

Calendar Year Ended March 31,		Bid Prices

	Period	High	Low

2007	First Quarter	$1.20	$1.20
	Second Quarter	$1.30	$1.10
	Third Quarter	$1.35	$1.30
	Fourth Quarter	$1.35	$1.35

2008	First Quarter	$1.50	$1.35
	Second Quarter	$2.10	$0.10
	Third Quarter	$0.12	$0.11
	Fourth Quarter	$0.11	$0.05

2009	First Quarter	$0.05	$0.02

Holders

The number of holders of record of shares of our common stock is approximately thirty-six (36).  Approximately 107,227 shares of common stock are held in brokerage accounts and represent approximately one hundred seventy-seven (179) additional shareholders.

Dividend Policy

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company	For the Years Ended March 31,

	2009	2008	2007	2006	2005	2004

Statement of Operations Data:

Total revenues	$14,573	104,978	156,728	274,301	235,652	325,900

Income (loss) from continuing operations	(478,618)	(12,046)	(38,902)	(13,169)	(70,704)	(19,274)

Net income (loss)	(480,348)	(30,854)	(49,444)	(26,001)	(82,322)	56

Net income (loss) per common share from continuing operations	(0.37)	(0.00)	(0.00)	(0.00)	(0.08)	0.00

Balance Sheet Data:

Current assets	$12,500	7,420	88,144	148,333	68,910	34,263
Total assets	12,500	134,853	88,144	148,333	68,910	88,727

Current liabilities	69,301	25,187	338,478	349,223	288,799	117,094
Total liabilities	367,537	416,042	338,478	349,223	288,799	226,294
Total stockholders’ equity (deficit)	(355,037	(281,189)	(250,335)	(200,890)	(219,889)	(137,567)

Total dividends per common share	-	-	-	-	-	-

ITEM 7  -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We operate as an externally managed investment company.  Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company which will be formed and wholly-owned by our CEO, George Morris.  We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

Results of Operations for the Years ended March 31, 2009 and 2008

Introduction

In 2009, our revenues were $14,513, compared to $101,228 in 2008, a decrease of approximately 86%. This decrease was a result of a decrease in the number of customers for our CD duplication business.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the year ended March 31, 2009 as compared to the year ended March 31, 2008 are as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008	Percentage Change

Revenue	$14,513	$101,228	(85.7)%
Cost of revenue	7,885	42,410	(81.4)%
Total operating expenses	(462,960)	76,482	83.5%

Loss from Operations	$(456,333)	$(17,664)	(2,483)%

Revenues for the year ended March 31, 2009 were $14,513, a decrease of $86,715 from $101,228, for the same period ended March 31, 2008.  All of our revenue was generated by our electronic media duplication, replication, and packaging division in the first three fiscal quarters ending December 31, 2008.  The decrease in revenue was due to a decrease in the number of customers for our CD duplication business. However, seeking consulting fees in the fourth quarter ending March 31, 2009 represents our new business direction.

Cost of revenues for the year ended March 31, 2009 was $7,885, a decrease of $34,325 from $42,410 for the same period ended March 31, 2008.  The decrease in cost of revenues was primarily due to the decrease in revenue compared to last year.

Operating expenses were $48,890 and $76,482, respectively, for the years ended March 31, 2009 and 2008.  The operating expenses incurred during each of the years were:

	Year Ended March 31, 2009	Year Ended March 31, 2008	Percentage Change

Operating Expenses:
Professional fees	$24,862	$27,806	(10.6	) %
Salaries and related expenses	270	20,465	(98.7	) %

Consulting fees paid to related parties	9,742	3,867	(152	) %

Other	14,016	24,344	(42.4	) %
Total Operating Expenses	48,890	76,482	(36	) %

Total operating expenses were $48,890 for the year ended March 31, 2009 versus $76,482 for the year ended March 31, 2008, which is a decrease of $27,592.  Operating expenses consist primarily of professional fees, salaries and related expenses, consulting fees paid to related parties and other.  The overall decrease in operating expenses was primarily due to the decrease in legal fees.  In addition there was a decrease in salaries and related expenses during the twelve months ending March 31, 2009, compared to the same prior period.  The decrease in salaries and related expenses was due to the officers and employees taking salary reductions and not accruing salaries.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the years ended March 31, 2009 and 2008 are as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008	Percentage Change

Other income	$(415,000)	$0
Interest expense	(22,285)	(18,808)	18.5%
Total other income (expenses)	(437,285)	(18,808)	2,225%

Net income (loss)	$(480,348)	$(37,271)	1,189%

The interest expense for each of the years presented is related to notes owed to George Morris, our CEO, Chief Financial Officer and Secretary.

During the twelve months ended March 31, 2009, our total other expenses increased to $437,285  compared to the twelve months ended March 31, 2008.    The net loss for the year ended March 31, 2009 was $480,348, versus a net loss of $37,271 for the year ended March 31, 2008.  This resulted in a 1,189% decrease in net loss in 2009 compared to 2008.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2009, we had a negative cash flow from operations of ($33,603).  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2009, as compared to March 31, 2008 and December 31, 2008, were as follows:

	March 31,	March 31,	December 31,
	2009	2008	2008

Cash	$0	$765	$-
Accounts receivable	0	10,855	-
Total current assets	12,500	147,353	116,127
Total assets	12,500	147,353	116,127
Total current liabilities	367,537	69,047	462,274
Total liabilities	367,537	416,042	462,274

Cash Requirements

As of March 31, 2009, we had a total shareholder deficit of $355,037. Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital.  Funds will also be utilized for continued legal and professional fees as a result of continuing litigation and reserve or deposit requirements which are a result of our administrative support business of Enstruxis.  We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2009 and 2008 were $(33,603) and $(21,950), respectively.  We anticipate that we will continue to operate at approximately break-even and generate a small positive cash flow from the operations of our BDC consulting activities.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2009 and 2008 were $32,838 and $21,597, respectively.

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

Since we have very few assets and no eligible portfolio companies, there is no quantitative information, as of the end of March 31, 2009, about market risk that has any impact on our present business.  Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Morris Business Development Company.

We have audited the accompanying balance sheets of Morris Business Development Company as of March 31, 2009 and 2008, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended March 31, 2009, 2008, and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company as of March 31, 2009 and 2008, and the results of its operations and cash flows for the years ended March 31, 2009, 2008, and 2007 in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $836,553 at March 31, 2009 including a net loss of $480,348 during the year ended March 31, 2009. These factors as discussed in Note 3 to the financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
July 2, 2009

MORRIS BUSINESS DEVELOPMENT COMPANY
BALANCE SHEETS
MARCH 31, 2009 AND 2008
(AUDITED)

	2009	2008
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$-	$765
Accounts receivable, net of allowance for
doubtful accounts of zero and $4,200 respectively	-	6,655
Marketable Security	12,500	37,500
Due from related parties	-	102,433
Total assets	$12,500	$147,353

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$69,301	$106,296
Notes payable - related parties	111,898	115,200
Due to related party	-	9,530
Due to officer	186,338	185,016
Total current liabilities	367,537	416,042

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized;
13,000,000 shares issued and outstanding	13,000	13,000
Additional paid in capital	477,266	58,267
Accumulated deficit	(836,553)	(356,205)
Accumulated other comprehensive income/(loss)	(8,750)	16,250
Total stockholders' deficit	(355,037)	(268,689)

Total liabilities and stockholders' deficit	$12,500	$147,353

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007
(AUDITED)

	2009	2008	2007

Net revenues
DVD/CD replication	$11,763	$79,978	$156,728
Consulting	2,750	21,250	-
Total revenue	14,513	101,228	156,728

Cost of revenues	7,885	42,410	100,064

Gross profit	6,627	58,818	56,663

Operating expenses
Professional fees	24,862	27,806	40,916
Salaries and related expenses	270	20,465	30,769
Consulting fees paid to related party	9,742	3,867	500
Other	14,016	24,344	23,380
Total operating expenses	48,890	76,482	95,565

Loss from operations	(42,262)	(17,663)	(38,902)

Non-operating income (expense)
Interest expense	(22,285)	(18,808)	(15,137)
Beneficial conversion expense	(415,000)	-	5,395
Total other expense	(437,285)	(18,808)	(9,742)

Loss before income taxes	(479,548)	(36,471)	(48,644)

Provision for income taxes	800	800	800

Net loss	$(480,348)	$(37,271)	$(49,444)

Other comprehensive loss:
Unrealized loss on marketable securities	25,000	-	-
Comprehensive loss	(455,348)	(37,271)	(49,444)

Basic and diluted weighted average number of
common stock outstanding	13,000,000	13,000,000	13,000,000

Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.00)

Weighted average number of shares used to compute basis and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive. The basic and diluted net loss per share has been stated to retroactively effect a 10:1 stock split in May 2008.

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007
(AUDITED)

	Common stock				Accumulated Other	Total
	Number of		Additional	Accumulated	Comprehensive	stockholders'
	shares	Amount	paid in capital	deficit	Income (Loss)	deficit
Beginning balance as of April 1, 2007	13,000,000	13,000	55,600	(269,490)		(200,890)

Net loss for the year	-	-	-	(49,444)	-	(49,444)

Balance as of March 31, 2007	13,000,000	$13,000	$55,600	$(318,935)	$-	(250,335)

Capital contribution	-	-	2,667	-	-	2,667

Unrealized gain on marketable security	-	-	-	-	16,250	16,250

Net loss for the year	-	-	-	(37,271)	-	(37,271)

Balance as of March 31, 2008	13,000,000	$13,000	$58,267	$(356,205)	$16,250	(268,689)

Capital contribution	-	-	3,999	-	-	3,999

Beneficial conversion	-	-	415,000	-	-	415,000

Unrealized loss on marketable security	-	-	-	-	(25,000)	(25,000)

Net loss for the year	-	-	-	(480,348)	-	(480,348)

Balance as of March 31, 2009	13,000,000	13,000	477,266	(836,553)	(8,750)	(355,037)

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009, 2008 AND 2007
(AUDITED)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480,348)	$(37,271)	$(49,444)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Gain on debt settlement	-	-	(5,395)
Related party note payable issued for consulting fees & office expense	1,200	1,200	1,200
Revenue in form of marketable security	-	(21,250)	-
Capital contribution via services provided	3,999	2,667	-
Beneficial conversion	415,000	-	-
Decrease (Increase) in accounts receivable	6,655	4,332	113,779
Increase (Decrease) in accounts payable	19,890	28,372	(47,200)
Net cash provided by (used in) operating activities	(33,603)	(21,950)	12,940

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from officers	38,978	46,311	44,148
Decrease (Increase) in receivables from related party	(6,140)	(26,395)	(58,919)
Increase (decrease) in due to affiliates	-	1,681	(3,498)
Net cash provided by (used in) financing activities	32,838	21,597	(18,270)

NET DECREASE IN CASH & CASH EQUIVALENTS	(765)	(354)	(5,330)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	765	1,118	6,448

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	765	$1,118

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid during the year	$-	$-	$-

Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

The Company has entered into an agreement with Howell Capital Holdings, LLC operating as “More American Jobs” to help American companies prepare to access both government and private financial support. In addition, the Company will also commence a new participation relationship this month with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

NOTE 2	SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

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

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

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

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. . For the years ended March 31, 2009 and 2008, such differences were insignificant.

Stock-based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. The company did not have any warrants outstanding as at March 2009 and 2008.

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended March 2009, 2008 and 2007 were insignificant.

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

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

Recent Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company does not expect the adoption of FAS 107-1 and APB 28-1 will have a material impact on its results of operations or consolidated financial position.

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or financial position.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. Accounts receivable amounted to $0 and $10,855 with allowance for doubtful accounts amounted to $0 and $4,200 as of March 31, 2009 and 2008, respectively.

Marketable securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On March 31, 2009, marketable securities have been recorded at $16,250 based upon the fair value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	12,500	(8,750)	PK

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

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Gain	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	37,500	16,250	PK

Accounts Payable and Accrued Expenses

Accrued expenses consisted of the following at March 31, 2009 and 2008:

	2009	2008
Account payable	$58,594	$43,860
Accrued state tax	3,957	3,157
Accrued interest	-	46,779
Accrued accounting	6,750	12,500
Total	$69,301	$106,296

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $836,553 at March 31, 2009, and its total liabilities exceeds its total assets by $355,037.

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

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 4	STOCKHOLDERS’ DEFICIT

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

The Company has a receivable of $0 and $102,433 from and a payable of $0 and $9,530 to parties related through common shareholder and officer of the Company as of March 31, 2009 and 2008, respectively. The amounts are temporary loan in normal course of business, interest free, unsecured and due on demand.

The Company has a note payable to a related party through common shareholder and officer. The note amounts to Apple Realty, Inc. of $111,898 and $115,200 as of March 31, 2009  and 2008, respectively, due on demand, and is secured by assets of Morris Business Development Company.  Interest shall accrue at 6% per annum, due and payable upon demand.  This note is the remaining unpaid consulting fees and office expense provided by the related party. During the twelve month periods ended March 31, 2009, $1,200 of unpaid office expense was added to the note. The interest payable amounting to $0 and $46,779 at March 31, 2009 and 2008, respectively, is included in the accompanying financial statements.

The Company has a payable to the Company’s chairman.  The loan amounting $186,338 and $185,016 at March 31, 2009 and 2008, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2010. The company recorded interest of $3,299, $9,491, and $6,419 for the twelve month periods ended March 31, 2009, 2008 and 2007, respectively.

George Morris is the chairman of MBDE.  As of March 31, 2009, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.87%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6	CONCENTRATION OF CREDIT RISK

For the year ended March 31, 2008, 2007 and 2006, revenue from the top two customers represents 77%, 73% and 58%. of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers was $0, $4,226 and $2,917 as of March 31, 2009, 2008 and 2007, respectively. For total purchases for the twelve month periods ended March 31, 2009 and 2008 the Company had two top vendors who represent 92% and 72%, of the Company’s total purchases.  Accounts payable balance outstanding for these vendors was $4,171 and 14,283 as of March 31, 2009 and 2008, respectively.

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2009, 2008 and 2007, since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $827,000 as of March 31, 2009.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	2009	2008	2007
Deferred tax asset – net operating loss	$332,000	$139,402	$124,694
Less valuation allowance	(332,000)	(139,402)	(124,694)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2009	March 31, 2008	March 31, 2007

Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-	-	-

MORRIS BUSINESS DEVELOPMENT  COMPANY
NOTES TO AUDITED FINANCIAL STATEMENTS

Income tax expense consisted of the following:

	2009	2008	2007
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	800	800
Deferred tax credit:
Federal	$163,000	12,502	16,811
State	29,000	2,206	2,967
Total deferred	$192,000	14,708	19,778
Less: valuation allowance	(192,000)	(14,708)	(19,778)
Net deferred tax credit	-	-	-

Tax expense	$800	800	800

NOTE 8	SUBSEQUENT EVENTS

The Company reported a Material Definitive Agreement in a June 3, 2009 Form 8-K filing with the Securities and Exchange Commission concerning the creation of a joint business effort with Howell Capital Holdings, LLC, to market consulting services under the operating name of More American Jobs(T).

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 9.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and are applicable to us for the fiscal year ended March 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management’s annual report on internal control over financial reporting.  The registrant’s management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant.  Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission.  All debit and credit transactions with the company’s bank accounts are reviewed by the officers as well as all communications with the company’s creditors.  The directors meet frequently – as often as weekly – to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner.  All filings of reports with the Commission are reviewed before filing by all directors.

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

ITEM 9B – OTHER INFORMATION

William Nordstrom resigned as a director of our company on June 12, 2009.  Charles Yesson was appointed to serve as a director.

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

Name	Age	Position(s)

George Morris, Ph.D.	69	Chairman of the Board (1998); President (2007); Chief Executive Officer (2007); Chief Financial Officer and Secretary (1998)

James Herbert	69	Director (2006)

Charles Yesson	70	Director (2009)

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

CHARLES YESSON.   Mr. Yesson has over 35 years of experience in the Financial Services Industry.  His experience includes 25 years of managing public corporations and 10 years as a consultant to emerging companies.  He has worked extensively in the areas of reorganization, growth development and capitalization.  His experience includes serving as CEO of several Life Insurance Companies.  He also held positions as a Senior Business Consultant of the Principal Life Insurance Company and for GEICO in Washington, DC.  He has served as CEO of U.S. Life Savings Loan Association, and VP of Midwestern Financial/First S&L Shares, and Sr. VP of First Western Financial Corp (NYSE).  Mr. Yesson is currently licensed as a FINRA Series 7, 24 and 66—holding positions as Managing Director of Antaeus Capital a Principal of J. Alexander Securities and Marketing Director and Securities Analyst of Hayden.Stone,Inc.  He holds a Masters Degree from New York University, New York where he has done PhD-level study, attended George Washington Law School and holds certificates in Bank Marketing from Northwestern University.  Mr. Yesson is licensed in Insurance and Real Estate in the State of California and is certified as a Property Damage Mediator for the California Insurance Department.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2009 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards*	Total

George Morris, Chairman, CEO	2009	$ 2,000	$0	0	$ 2,000
	2008	$ 2,000	$0	0	$ 2,000

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

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of March 31, 2009, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of March 31, 2009:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

George Morris	0	0	0	0	0	0	0
James Herbert	0	0	0	0	0	0	0
Charles Yesson	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of March 31, 2009:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31,  2009, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

George Morris (3)	Director	808,630	62.2%

L&M Media, Inc. (3)	>10% Owner	267,369	20.6%

James Herbert 2175 Pacific Avenue #2 Costa Mesa, CA 92627	Director	0	0%

Charles Yesson c/o Balboa Bay Club 1221 West Coast Highway Newport Beach, CA 92663	Director	0	0%

All Officers and Directors as a Group (3 persons)		1,075,999	82.8%

(1)	Unless stated otherwise, the address of each beneficial owner is c/o 413 Avenue G, #1, Redondo Beach, CA 90277.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are under the control of George Morris, our CEO and Chief Financial Officer, who beneficially owns 82.8% of our issued and outstanding common stock.

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

We have a receivable of $102,433 from Internet Infinity, Inc. for temporary loans in the normal course of business, interest free, unsecured and due on demand.  Internet Infinity is a party related through a common controlling shareholder.  George Morris is our Chief Financial Officer, Vice President, CEO of the Board of Directors and our controlling shareholder.  As of March 31, 2008, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

•	Morris Business Development Company	82.87%
•	Internet Infinity, Inc.	85.1%
•	Morris & Associates, Inc.	71.30%
•	Apple Realty, Inc.	100.00%

We have a loan payable of $111,898 to Apple Realty, Inc., a party related through a common controlling shareholder.  The loan is secured by our assets.  Interest accrues at 6% per annum, due and payable upon demand.  This loan is the remaining unpaid consulting fees and office expense provided by Apple Realty, Inc.  For the year ended March 31, 2009, $1,200 and for March 31, 2008, $1,200 of unpaid office expense was added to the loan.

We recorded interest to Apple Realty, Inc. of $0, $8,718 and $8,107 for the years ended March 31, 2009, 2008, and 2007, respectively.  The interest payable amounting to $0 for March 31, 2009 is included in account payable and accrued expense in the accompanying financial statements.

During the year ended March 31, 2009, we incurred no consulting fees to Apple Realty, Inc.

We have a payable of $0 as of March 31, 2009 to Morris & Associates, Inc., a party related through a common controlling shareholder.  The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

We have a payable to George Morris.  The loan, amounting $186,338 at March 31, 2009, carries an interest  rate of 6% per annum, is unsecured, and due on March 31, 2010.  We recorded interest of $3,299 for the year ended March 31, 2009.  The total interest payable on officer's loan amounted to $37,656 at March 31, 2009 and is included in due to officer in the accompanying financial statements.

During the year ended March 31, 2006, we issued 300,000 shares of our common stock to George Morris for cash consideration of $45,000, which was the market value on the date the board of directors authorized the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2009 and 2008, Kabani & Company, Inc. billed us $15,500 and $25,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended March 31, 2009 and 2008, Kabani & Company, Inc. billed us $0 and $0, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2009 and 2008, Kabani & Company, Inc. billed us $0 and $0 respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2009 and 2008, Kabani & Company, Inc. did not bill us for any other fees.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The following financial statements are filed as part of this report:

	Report of Independent Certified Public Accountants	F-1

	Balance Sheet as of March 31, 2009 and 2008	F-2

	Statement of Operations for the fiscal years ended March 31, 2009, 2008 and 2007	F-3

	Statement of Changes in Stockholders’ Equity for the fiscal years ended March 31, 2009, 2008 and 2007	F-4

	Statements of Cash Flows for the fiscal years ended March 31, 2009, 2008 and 2007	F-5

	Notes to Financial Statements	F-6 - F-14

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

3.1	Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation	(4)

3.3	Bylaws	(1)

10.1	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media	(2)

14.1	Code of Ethics	(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, filed on February 13, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Business Development Company

Dated: July 13, 2009	By	/s/George Morris

George Morris, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 13, 2009
/s/ George Morris

George Morris, President, CEO, CFO and Director

Dated: July 13, 2009
/s/ James Herbert

James Herbert, Director

Dated: July 13, 2009
/s/ Charles Yesson

Charles Yesson, Director