Form 10-Q
period 2009-06-30
Morris Business Development Co
filed 2009-08-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X         No  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐  No☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 18, 2009, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1                      Financial Statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2009
ASSETS
CURRENT ASSETS
Marketable securities	$12,500	$12,500
Due from related parties	900	-
Total assets	$13,400	$12,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$84,803	$69,301
Notes payable - related parties	112,198	111,898
Due to officer	186,338	186,338
Total current liabilities	383,339	367,537

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
40,000,000 shares authorized;
13,000,000 shares issued and outstanding	13,000	13,000
Additional paid in capital	477,266	477,266
Accumulated deficit	(851,455)	(836,552)
Accumulated other comprehensive income	(8,750)	(8,750)
Total stockholders' deficit	(369,939)	(355,037)
Total liabilities and stockholders' deficit	$13,400	$12,500

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009, 2008 AND 2007 (Unaudited)

	2009	2008	2007
Net revenues	$-	$7,970	$23,337
Cost of revenues	-	5,307	12,809
Gross profit	-	2,663	10,528

Operating expenses
Professional fees	8,424	13,025	5,271
Salaries and related expenses	-	270	6,381
Consulting fees paid to related party	900	5,799	-
Other	300	17	5,437
Total operating expenses	9,624	19,111	17,089
Loss from operations	(9,624)	(16,448)	(6,561)

Other income (expense)
Other income	-	-	2,000
Interest expense	(4,478)	(5,169)	(4,348)
Beneficial conversion expense	-	(415,000)	-
Total other expense	(4,478)	(420,169)	(2,348)
Loss before income taxes	(14,102)	(436,617)	(8,909)

Provision for income taxes	800	800	800

Net loss	$(14,902)	$(437,417)	$(9,709)

Basic and diluted weighted average number of
common stock outstanding	13,000,000	13,000,000	13,000,000

Basic and diluted net loss per share	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009, 2008, AND 2007 (Unaudited)

	2009	2008	2007	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,902)	$(437,417)	$(9,709)	$(82,322)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Related party note payable issued for office expense	-	300	-	-
Capital contribution	-	3,999	-
Beneficial conversion expense	-	415,000	-
Decrease (Increase) in accounts receivable	-	1,185	(1,523)	(28,783)
Increase (Decrease) in accounts payable and accrued expenses	15,502	(1,176)	(2,445)	16,250
Net cash provided by (used in) operating activities	600	(18,109)	(13,677)	(94,855)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	(900)	(1,094)	(6,041)
Increase (decrease) in due to notes payables	300	-	-
Increase (decrease) in due to officer	-	19,453	21,543
Increase (decrease) in due to affiliates	-	220	-
Net cash provided by (used in) financing activities	(600)	18,579	15,502

NET INCREASE IN CASH & CASH EQUIVALENTS	-	470	1,825	5,864

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	765	1,118	1,001

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$1,236	$2,943	$6,865

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-	$-
Taxes paid during the year	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

The Company has entered into an agreement with Howell Capital Holdings, LLC operating as “More American Jobs” to help American companies prepare to access government financial support from grants, loans and loan guarantees. In addition, the Company will also commence a new participation relationship with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

NOTE 2	BASIS OF PRESENTATION AND BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management does not believe the effect of this pronouncement on financial statements will have a material effect.

In May of 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In May 2008, FASB issued SFASB No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The company does not believe this pronouncement will impact its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after January 1, 2009.

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

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $851,455 at June 30, 2009, and its total liabilities exceeds its total assets by $369,939.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On June 30, 2009, marketable securities have been recorded at $12,500 based upon the fair value of the marketable securities, compared to those recorded at $12,500 on March 31, 2009.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	June 30, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
Equity Securities Name and Symbol	LEEP, Inc (LPPI)	LEEP, Inc (LPPI)
Number of Shares Held	2,500,000	2,500,000
Cost	$21,250	$21,250
Market Value	$12,500	$12,500
Accumulated Unrealized Gain	$(8,750)	$(8,750)
Traded on Pink Sheets (PK) or Bulletin Board (BB)	PK	PK

NOTE 5	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
Account payable	$65,318	$58,594
	0	0
Accrued tax	4,757	3,957
Accrued interest	4,478	0
Accrued expense	10,250	6,750
	$84,803	$69,301

NOTE 6	RELATED PARTY TRANSACTIONS

The Company has a receivable of $900 from Internet Infinity, Inc., parties related through common shareholder and officer of MBDC as of June 30, 2009 and March 31, 2009, respectively. The amounts are short term loans in the normal course of business and are interest free, unsecured and due on demand.

The Company has a note payable to Apple Realty, Inc., a related party through a common shareholder and officer. The note amounts to $112,198 as of June 30, 2009 and $ 111,898 as of March 31, 2009, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. The company recorded interest of $4,478 and $ 5,169 for the three month periods ended June 30, 2009 and March 31, 2009, respectively.

The Company has a payable to the Company’s chairman. The loan, amounting to $186,338 at June 30, 2009 and as of March 31, 2000,respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2010. The company recorded interest of $2,795 and $2,459 for the three month period ended June 30, 2009 and 2008, respectively.

George Morris is the chairman of MBDC. As of June 30, 2009, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the three month period ended June 30, 2009, and year ended  March 31, 2009 & March 31, 2008 since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $842,000 as of June 30, 2009.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	June 2009	March 2009	March 2008
Deferred tax asset – net operating loss	$338,000	$332,000	$139,402
Less valuation allowance	(338,000)	(332,000)	(139,402)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 2009		March 2009	March 2008

Tax expense (credit) at statutory rate-federal	(34	) %	(34)%	(34)%
State tax expense net of federal tax	(6)		(6)	(6)
Changes in valuation allowance	40		40	40
Tax expense at actual rate	-		-	-

 Income tax expense consisted of the following:

	June 2009	March 2009	March 2008
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	800	800
Deferred tax credit:
Federal	$5,000	163,000	12,502
State	1,000	29,000	2,206
Total deferred	$6,000	192,000	14,708
Less: valuation allowance	(6,000)	(192,000)	(14,708)
Net deferred tax credit	-	-	-

Tax expense	$800	800	800

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months ended June 30, 2009 compared to the Three Months ended June 30, 2008 and June 30, 2007

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company.  Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 and 2007 are as follows:\

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Percentage Change Increase (Decrease)		3 Months Ended June 30, 2007
Revenue	$0	$7,970	(100.	%)	$23,337
Cost of revenue	0	5,307	(100%)		12,809
Total operating expenses	9,624	19,111	(49.64%)		17,089

Income (loss) from operations	$(9.624)	$(16,448)	(41.48.	%)	$(6,561)

Our revenues for the three months ended June 30, 2009 decreased to $0 compared to $7,970 for the three months ended June 30, 2009 and $23,337 for the three months ended June 30, 2007.  This 100 percent decrease in revenues was a result of reduced purchases by our largest replication customer and the lack of revenue from our start –up business consulting services.

Our revenues for the current quarter decreased by 100.% compared to a year earlier and our total operating expenses decreased by 49.64%, to $9,624 for the three months ended June 30, 2008 compared to $19,111 for the three months ended June 30, 2008 and $17,089 for the three months ended June 30, 2007.

As a result of the above, our loss from operations for the three months ended June 30, 2009 was $9.624, compared to a loss of $16,448 for the three months ended June 30, 2008, and a loss  of $6.561 for the three months ended June 30, 2007.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 and 2007 are as follows:

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Percentage Change Increase (Decrease)		3 Months Ended June 30, 2007
Other income	$0	$0	0		$2,000
Interest expense	(4,478)	(5,169)	13.37%		(4,348)
Beneficial conversion expense	-	(415,000)	-		-

Net income (loss)	$(14,902	$(437,417)	(96.78	) %	$(8,909)

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

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2009, we had a negative cash flow from operating activities and a $600 cash flow from financing activities.  We anticipate these numbers will continue.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2009, compared to June 30, 2008 and March 31, 2009, are as follows:

	June 30,	June 30,	March 31,
	2009	2008	2009
Cash	$0	$1,235	$0
Accounts receivable	0	5,470	0
Total assets	13,400	135,232	12,500
Total liabilities	381,639	434,838	367,537

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months.  Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2009, we generated positive cash flow of $0.  This was a result of net cash used by operating activities of $(600), offset by net cash provided in financing activities of $600.  We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2009, about market risk that has any impact on our present business.  Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

/s/ George P. Morris
Dated: August 19, 2009
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris
Dated: August 19, 2009
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.