Form 10-Q/A
period 2009-06-30
Morris Business Development Co
filed 2009-08-24
CIK 1133901

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

TABLE OF CONTENTS

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

ITEM 1                      Financial Statements

Balance Sheets June 30, 2009 (Unaudited) and March 31, 2009	4
Statements of Operations for the Three Month Periods Ended June 30, 2009, 2008 and 2007 (Unaudited)	5
Statements of Cash Flows for the Three Month Periods Ended June 30, 2009, 2008 and 2007 (Unaudited)	6
Notes to Unaudited Financial Statements	7

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

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2009, 2008, AND 2007 (Unaudited)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,902)	$(437,417)	$(9,709)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Related party note payable issued for office expense	-	300	-
Capital contribution	-	3,999	-
Beneficial conversion expense	-	415,000	-
Decrease (Increase) in accounts receivable	-	1,185	(1,523)
Increase (Decrease) in accounts payable and accrued expenses	15,502	(1,176)	(2,445)
Net cash provided by (used in) operating activities	600	(18,109)	(13,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	(900)	(1,094)	(6,041)
Increase (decrease) in due to notes payables	300	-	-
Increase (decrease) in due to officer	-	19,453	21,543
Increase (decrease) in due to affiliates	-	220	-
Net cash provided by (used in) financing activities	(600)	18,579	15,502

NET INCREASE IN CASH & CASH EQUIVALENTS	-	470	1,825

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	765	1,118

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$1,236	$2,943

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	June 30, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
Equity Securities Name and Symbol	LEEP, Inc (LPPI)	LEEP, Inc (LPPI)
Number of Shares Held	2,500,000	2,500,000
Cost	$21,250	$21,250
Market Value	$12,500	$12,500
Accumulated Unrealized Gain	$(8,750)	$(8,750)
Traded on Pink Sheets (PK) or Bulletin Board (BB)	PK	PK

NOTE 5	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
Account payable	$65,318	$58,594
Accrued tax	4,757	3,957
Accrued interest	4,478	-
Accrued expense	10,250	6,750
	$84,803	$69,301

NOTE 6	RELATED PARTY TRANSACTIONS

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

The Company has a payable to the Company’s chairman. The loan, amounting to $186,338 at June 30, 2009 and as of March 31, 2009, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2010. The company recorded interest of $2,795 and $2,459 for the three month period ended June 30, 2009 and 2008, respectively.

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

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2007
Revenue	$-	$7,970	(100%)	$23,337
Cost of revenue	-	5,307	(100%)	12,809
Total operating expenses	9,624	19,111	(49.64%)	17,089

Income (loss) from operations	$(9,624)	$(16,448)	(41.48%)	$(6,561)

Our revenues for the three months ended June 30, 2009 decreased to $0 compared to $7,970 for the three months ended June 30, 2008 and $23,337 for the three months ended June 30, 2007.  This 100 percent decrease in revenues was a result of reduced purchases by our largest replication customer and the lack of revenue from our start–up business consulting services.

Our revenues for the current quarter decreased by 100% compared to a year earlier and our total operating expenses decreased by 49.64%, to $9,624 for the three months ended June 30, 2009 compared to $19,111 for the three months ended June 30, 2008 and $17,089 for the three months ended June 30, 2007.

As a result of the above, our loss from operations for the three months ended June 30, 2009 was $9,624, compared to a loss of $16,448 for the three months ended June 30, 2008, and a loss  of $6,561 for the three months ended June 30, 2007.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 and 2007 are as follows:

	3 Months Ended June 30, 2009	3 Months Ended June 30, 2008	Percentage Change Increase (Decrease)		3 Months Ended June 30, 2007
Other income	$-	$-	-		$2,000
Interest expense	(4,478)	(5,169)	13.37%		(4,348)
Beneficial conversion expense	-	(415,000)	-		-

Net income (loss)	$(14,902)	$(437,417)	(96.78	) %	$(8,909)

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

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2009, compared to June 30, 2008 and March 31, 2009, are as follows:

	June 30,	June 30,	March 31,
	2009	2008	2009
Cash	$-	$1,235	$-
Accounts receivable	-	5,470	-
Total assets	13,400	135,232	12,500
Total liabilities	381,639	434,838	367,537

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
Dated: August 20, 2009
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris
Dated: August 20, 2009
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.