Form 10-Q
period 2009-09-30
Morris Business Development Co
filed 2009-11-23
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ]  No [ X ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [  ]    No [  ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 18, 2009, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1                      Financial Statements

Balance Sheets September 30, 2009 (Unaudited) and
March 31, 2009	4

Statements of Operations for the Six Month Periods
Ended September 30, 2009, 2008 and 2007 (Unaudited)	5

Statements of Cash Flows for the Six Month Periods Ended
September 30, 2009, 2008 and 2007 (Unaudited)	6

Notes to Unaudited Financial Statements	7

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
BALANCE SHEETS
(Unaudited)

	September 30, 2009	March 31, 2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$55	$-
Accounts receivable, net	2,000	-
Marketable securities	27,500	12,500
Total assets	$29,555	$12,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$89,993	$69,301
Notes payable - related parties	112,498	111,898
Due to officer	192,853	186,338
Total current liabilities	395,344	367,537

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
40,000,000 shares authorized;
13,000,000 shares issued and outstanding	13,000	13,000
Additional paid in capital	477,266	477,266
Accumulated deficit	(862,305)	(836,552)
Accumulated other comprehensive income	6,250	(8,750)
Total stockholders' deficit	(365,789)	(355,037)
Total liabilities and stockholders' deficit	$29,555	$12,500

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009, 2008 AND 2007
(Unaudited)

	For the Three Month Periods Ended September 30,			For the Six Month Periods Ended September 30,
	2009	2008	2007	2009	2008	2007

Net revenues	$3,000	$6,543	$35,759	$3,000	$14,513	$61,492
Cost of revenues	600	1,629	20,831	600	6,936	34,035
Gross profit	2,400	4,914	14,928	2,400	7,577	27,457

Operating expenses
Professional fees	5,856	216	5,313	14,280	13,241	10,584
Salaries and related expenses	-	-	6,403	-	270	12,785
Consulting fees paid to related party	1,562	1,800	-	2,462	7,599	-
Other	1,300	10,147	5,805	1,600	10,164	11,242
Total operating expenses	8,718	12,163	17,521	18,342	31,274	34,611
Loss from operations	(6,318)	(7,249)	(2,593)	(15,942)	(23,697)	(7,154)

Other income (expense)
Other income	-	-		-	-	-
Interest expense	(4,532)	(5,537)	(4,714)	(9,010)	(10,706)	(9,062)
Beneficial conversion expense	-	-	-	-	(415,000)	-
Total other expense	(4,532)	(5,537)	(4,714)	(9,010)	(425,706)	(9,062)
Loss before income taxes	(10,850)	(12,786)	(7,307)	(24,952)	(449,403)	(16,216)

Provision for income taxes	-	-	-	800	800	800

Net loss	(10,850)	(12,786)	(7,307)	(25,752)	(450,203)	(17,016)

Other comprehensive gain/(loss)
Unrealized income (loss) on marketable securities	15,000	(8,750)	-	15,000	(5,000)	-
Comprehensive income (loss)	$4,150	$(21,536)	$(7,307)	$(10,752)	$(455,203)	$(17,016)
Basic and diluted weighted average number of
common stock outstanding	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2009, 2008, AND 2007
(Unaudited)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,752)	$(450,204)	$(17,016)
Adjustments to reconcile net loss to net cash used in
operating activities:
Related party note payable issued for office expense	-	600	-
Capital contribution via services provided	-	3,999	-
Beneficial conversion expense	-	415,000	-
Decrease (Increase) in accounts receivable	(2,000)	1,529	(2,354)
Increase (Decrease) in accounts payable and accrued expenses	20,692	2,170	14,768
Net cash used in operating activities	(7,060)	(26,906)	(4,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	-	-	-
Increase (decrease) in due to notes payables	600	-	-
Increase (decrease) in due to officer	6,515	-	-
Increase (decrease) in due to affiliates	-	26,361	(12,184)
Net cash provided by (used in) financing activities	7,115	26,361	(12,184)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	55	(545)	3,223

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	765	1,118

CASH & CASH EQUIVALENTS, ENDING BALANCE	$55	$220	$4,341

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

The Company has commenced the development of new management consulting services to assist American client companies such as American Veterans Business Development Company to become a public stock company and in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the six month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

Revenue Recognition

During the three months and the six months ended September 30, 2009, the Company began to assist American Veterans Business Development Company, from which the CEO of the Company holds minority interest, in its strategic planning and corporate structuring. Revenue was recognized on a monthly basis when the service was performed and billed to the customer, and the collectability of accounts receivable was reasonably assured. During the three months and the six months ended September 30, 2009, the Company generated $3,000 as revenue and recorded accounts receivable at $2,000 (net of bad debt allowance of $1,000).

Recent Pronouncements

In June 2009, the FASB issued ASC 105 (previously SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162), which will become the source of authoritative accounting principles generally accepted in the United States recognized by the FASB to be applied to nongovernmental entities. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. The Company does not believe that this will have a material effect on its consolidated financial statements.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These amended standards eliminate a mandatory quantitative approach to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity in favor of a qualitatively focused analysis, and require an ongoing reassessment of whether an entity is the primary beneficiary. These amended standards are effective for us beginning in the first quarter of fiscal year 2010 and we are currently evaluating the impact that adoption will have on our consolidated financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In June 2009, the FASB issued ASC 855 (previously SFAS No. 165, Subsequent Events), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. There was no material impact upon the adoption of this standard on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $862,305 at September 30, 2009, and its total liabilities exceeds its total assets by $365,789.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On September 30, 2009, marketable securities have been recorded at $27,500 based upon the fair value of the marketable securities, compared to those recorded at $12,500 on March 31, 2009.

	September 30, 2009	March 31, 2009

Equity Securities Name and Symbol	LEEP, Inc (LPPI)	LEEP, Inc (LPPI)
Number of Shares Held	2,500,000	2,500,000
Cost	$21,250	$21,250
Market Value	$27,500	$12,500
Accumulated Unrealized Gain	$6,250	$(8,750)
Traded on Pink Sheets (PK) or Bulletin Board (BB)	PK	PK

NOTE 5	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009

Account payable	$68,595	$58,594
Accrued tax	4,757	3,957
Accrued interest	3,391	-
Accrued expense	13,250	6,750
	$89,993	$69,301

NOTE 6	RELATED PARTY TRANSACTIONS

The Company has a note payable to Apple Realty, Inc., a related party through common shareholder and officer. The note amounts to $112,498 as of September 30, 2009 and $111,898 as of March 31, 2009, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. The company recorded interest of $3,387and $4,864for the six month periods ended September 30, 2009 and 2008, respectively.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Company has a payable to the Company’s chairman. The loan, amounting to $192,853 at September 30, 2009 and $186,338 of March 31, 2009, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2010. The company recorded interest of $5,660 and $5,842 for the six month period ended September 30, 2009 and 2008, respectively.

George Morris is the chairman of MBDC. As of September 30, 2009, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the six month period ended September 30, 2009, and year ended March 31, 2009 & March 31, 2008 since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $850,996 as of September 30, 2009.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	September 2009	March 2009	March 2008
Deferred tax asset – net operating loss	$341,065	$332,000	$139,402
Less valuation allowance	(341,065)	(332,000)	(139,402)

Net deferred tax asset	$-	$-	$-

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	September 2009	September 2008	September 2007
Tax expense (credit) at statutory rate-federal	-34%	-34%	-34%
State tax expense net of federal tax	-6%	-6%	-6%
Changes in valuation allowance	40%	40%	40%
Tax expense at actual rate	-	-	-

Income tax expense consisted of the following:

	September 2009	March 2009	March 2008
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	800	800
Deferred tax credit:
Federal	$8,095	163,000	12,502
State	1,429	29,000	2,206
Total deferred	$9,524	192,000	14,708
Less: valuation allowance	(9,524)	(192,000)	(14,708)
Net deferred tax credit	-	-	-

Tax expense	$800	800	800

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months ended September 30, 2009 compared to the Three Months ended September 30, 2008 and September 30, 2007

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company.  Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 and 2007, and June 30, 2009, are as follows:

	3 Months Ended September 30, 2009	3 Months Ended September 30, 2008	Percentage Change Increase (Decrease)	3 Months Ended September 2007	3 Months Ended June 30 2009

Revenue	$3,000	$6,543	(54.1%)	$35,759	-0-
Cost of revenue	600	1,629	(63.2%)	20,831	-0-
Total operating expenses	8,718	12,163	(28.3%)	17,521	9,624

Income (loss) from operations	$(10,850)	$(12,786)	(15.14%)	(7,307)	$9,624

Our revenues for the three months ended September 30, 2009 decreased to $3,000 compared to $6,543 for the three months ended September 30, 2008, $35,759, for the three months ended September 30, 2007, and $0 for the three months ended June 30, 2009.  This decrease in revenues was a result of reduced purchases and the new prospecting for BDC clients.

Our revenues for the current quarter decreased by 54.15% compared to a year earlier and our total operating expenses decreased by 28.3%, to $8,718 for the three months ended September 30, 2009 compared to $12,163 for the three months ended September 30, 2008, $17,521 for the three months ended September 30, 2007, and $9,624 for the three months ended June 30, 2009.

As a result of the above, our loss from operations for the three months ended September 30, 2009 was $10,850, compared to a loss of $12,786 for the three months ended September 30, 2008, a loss of $7,307 for the three months ended September 30, 2007, and loss of $9,624 for the three months ended June 30, 2009.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 and 2007, and June 30, 2009, are as follows:

	3 Months Ended Sept 30, 2009	3 Months Ended Sept 30, 2008	Percentage Change Increase (Decrease)	3 Months Ended Sept 30, 2007	3 Months Ended June 30, 2009

Other income	$0	$0	0	$0	$0
Interest expense	(4,532)	(5,537)	(18.1%)	(4,714)	(4,478)

Net income (loss)	$(10,850)	$(12,786)	15.14%	$(7,307)	$(14,902)

Our other income for the three months ended September 30, 2009 was $0.  The interest expense was $4,532.

Six Months ended September 30, 2009 compared to the Six Months ended September 30, 2008 and June 30, 2009

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008 and 2007, and June 30, 2009, are as follows:

	6 Months Ended September 30, 2009	6 Months Ended September 30, 2008	Percentage Change Increase (Decrease)	6 Months Ended September 2007	3 Months Ended June 30 2009

Revenue	$3,000	$14,513	(79.3%)	$61,492	0
Cost of revenue	600	6,936	(91.3%)	34,035	0
Total operating expenses	18,342	31,274	(41.3%)	34,611	9,624

Income (loss) from operations	$(15,942)	$(23,697)	(32.7%)	(7,154)	$(9,624)

Our revenues for the six months ended September 30, 2009 decreased to $3,000 compared to $14,513 for the six months ended September 30, 2008, $61,492 for the six months ended September 30, 2007, and $0 for the three months ended June 30, 2009.  This decrease in revenues was a result of reduced purchases by our largest customer.

Our revenues for the current six months decreased by 79.3% compared to a year earlier and our total operating expenses decreased by 41.3%, to $18,342 for the six months ended September 30, 2009 compared to $31,274 for the six months ended September 30, 2008, $34,611 for the six months ended September 30, 2007, and $9,624 for the three months ended June 30, 2008.

As a result of the above, our loss from operations for the six months ended September 30, 2009 was $15,942, compared to a loss of $23,697 for the six months ended September 30, 2008, a loss of $7,154 for the six months ended September 30, 2007, and loss of $9,624 for the three months ended June 30, 2008.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the six months ended September 30, 2009, as compared to the six months ended September 30, 2008 and 2007, and June 30, 2009, are as follows:

	6 Months Ended Sept 30, 2009	6 Months Ended Sept 30, 2008	Percentage Change Increase (Decrease)	6 Months Ended Sept 30, 2007		3 Months Ended June 30, 2009
Other income	$0	$0		$		$0
Interest expense	(9,010)	(10,706)	15.8%		(9,062)	(4,478)
Beneficial conversion		(415,000)	0		0	0

Net loss	$(25,752)	$(450,204)	(94.3%)		$(17,016)	$(14,902)

Our other income for the six months ended September 30, 2009 was $0.  The interest expense was $9,010.

Liquidity and Capital Resources

Introduction

During the six months ended September 30, 2009, we had a small negative cash flow from operating activities and a small positive cash flow from financing activities.  We anticipate these numbers will continue.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of September 30, 2009, compared to September 30, 2008 and June 30, 2009, are as follows:

	September 30,	September 30,	June 30,
	2009	2008	2009

Cash	$55	$220	$-0-
Accounts receivable	2,000	5,127	900
Total current assets	29,555	127,473	13,400
Total assets	29,555	127,473	13,400
Total current liabilities	395,344	448,617	383,339
Total liabilities	395,344	448,617	383,339

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months.  Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended September 30, 2009, we generated positive cash flow of $0.  This was a result of net cash used by operating activities of $(7,060), offset by net cash provided in financing activities of $7,115.  We anticipate that we will continue to operate at a small net loss and generate a small negative cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of September 30, 2009, about market risk that has any impact on our present business.  Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

/s/ George P. Morris
Dated: November 23, 2009
	By:	George P. Morris
	Its:	Chief Executive Officer

/s/ George P Morris
Dated: November 23, 2009
	By:	George P. Morris
	Its:	Chief Financial Officer