Form 10-Q
period 2009-12-31
Morris Business Development Co
filed 2010-02-22
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes           No     X    .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   YesNo

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 19, 2010, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

SELECTED FINANCIAL DATA
Morris Business Development Company

	For the Years Ended March 31,

	2009	2008	2007	2006	2005

Statement of Operations Data:

Total revenues	$14,573	104,978	156,728	274,301	235,652

Income (loss) from continuing operations	(478,618)	(12,046)	(38,902)	(13,169)	(70,704)

Net income (loss)	(480,348)	(30,854)	(49,444)	(26,001)	(82,322)

Net income (loss) per common share from continuing operations	-	-	-	-	-

Balance Sheet Data:

Current assets	$12,500	7,420	88,144	148,333	68,910
Total assets	12,500	134,853	88,144	148,333	68,910

Current liabilities	69,301	25,187	338,478	349,223	288,799
Total liabilities	367,537	416,042	338,478	349,223	288,799
Total stockholders’ equity (deficit)	(355,037)	(281,189)	(250,335)	(200,890)	(219,889)

Total dividends per common share	-	-	-	-	-

ITEM 1                      Financial Statements and Supplementary Data

Condensed Statements of Assets and Liabilities (Unaudited)
December 31, 2009 and March 31, 2009	5
Condensed Schedule of Investments (Unaudited) December 31, 2009	6
Condensed Statements of Operations for the Three and Nine Month
Periods Ended December 31, 2009 and 2008 (Unaudited)	7
Condensed Statements of Changes in Capital Deficit (Unaudited)
Nine Months Ended December 31, 2009 and
Year Ended March 31, 2009	8
Condensed Statement of Stockholders’ Capital Deficit (Unaudited)	9
Condensed Statements of Cash Flows for the Nine Month Periods Ended
December 31, 2009 and 2008 (Unaudited)	10
Notes to Unaudited Financial Statements	11

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES
(Unaudited)

	December 31, 2009	March 31, 2009

ASSETS
Investment at fair value (cost $21,250)	$31,250	$12,500
Cash and cash equivalents	95	-
Accounts receivable, net	300	-
Total assets	$31,645	$12,500

LIABILITIES
Accounts payable & accrued expenses	$99,989	$69,301
Notes payable - related parties	112,798	111,898
Due to officer	193,636	186,338
Total liabilities	406,423	367,537

CAPITAL DEFICIT
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
40,000,000 shares authorized;
13,000,000 shares issued and outstanding	13,000	13,000
Additional paid in capital	477,266	477,266
Accumulated net investment loss	(875,044)	(836,552)
Net unrealized gain (loss) on investment	10,000	(8,750)
Total capital deficit	(374,778)	(355,037)
Total liabilities and capital deficit	$31,645	$12,500
CAPITAL DEFICIT PER COMMON SHARE	$0.00243	$0.00096

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
DECEMBER 31, 2009

COMPANY	INVESTMENT	INITIAL ACQUISITION DATE	SHARES	COST	FAIR VALUE	% OF TOTAL ASSETS
LEEP, Inc.	Common Stock	March, 2007	2,500,000	$21,250	$31,250	98.75%
				$21,250	$31,250

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	December 31,		December 31,
	2009	2008	2009	2008

INVESTMENT INCOME
Other Income	$300	$-	$3,300	$14,513
TOTAL INVESTMENT INCOME	300	-	3,300	14,513

EXPENSES
Cost	60	-	660	-
Professional fees	6,762	5,007	21,042	18,248
Salaries and related expenses	-	-	-	270
Consulting fees paid to related party	-	1,500	2,462	9,099
Other	2,360	5,270	3,960	22,371
Interest expense	3,857	5,726	12,867	16,433
Beneficial conversion expense	-	-	-	415,000
Provision for income taxes	-	-	800	800
TOTAL EXPENSES	13,039	17,503	41,791	482,221

NET INVESTMENT LOSS	(12,739)	(17,503)	(38,491)	(467,708)

UNREALIZED GAIN (LOSS) ON INVESTMENTS	3,750	7,500	18,750	12,500
NET DECREASE IN ASSETS RESULTING FROM OPERATIONS	$(8,989)	$(10,003)	$(19,741)	$(455,208)
Basic and diluted weighted average number of
common stock outstanding	13,000,000	13,000,000	13,000,000	13,000,000
LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIT
(UNAUDITED)

	NINE MONTHS ENDED	YEAR ENDED
	DECEMBER 31, 2009	MARCH 31, 2009

INCREASE IN CAPITAL DEFICIT FROM OPERATIONS
Net investment loss	$(38,491)	$(480,347)
Unrealized (gain) loss on investments	18,750	(25,000)
Capital contribution via services provided	-	3,999
Beneficial conversion	-	415,000
NET INCREASE IN CAPITAL DEFICIT RESULTING FROM OPERATIONS	(19,741)	(86,348)

CAPITAL DEFICIT - BEGINNING OF PERIOD	(355,037)	(268,689)

CAPITAL DEFICIT - END OF PERIOD	$(374,778)	$(355,037)

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
CONDENSED STATEMENT OF STOCKHOLDERS' CAPITAL DEFICIT
(UNAUDITED)

						Net Unrealized
		Common stock			Accumulated	Appreciation
		Number of		Additional	Net Investment	(Depreciation)
	Total	shares	Amount	paid in capital	Loss	on Investment
Balance as of March 31, 2008	$(268,689)	13,000,000	$13,000	$58,267	$(356,205)	$16,250

Capital contribution	3,999	-	-	3,999	-	-

Beneficial conversion	415,000	-	-	415,000	-	-

Net decrease in assets resulting from operations	(505,348)	-	-	-	(480,348)	(25,000)

Balance as of March 31, 2009	(355,037)	13,000,000	13,000	477,266	(836,553)	(8,750)

Net decrease in assets resulting from operations	(19,741)	-	-	-	(38,491)	18,750

Balance as of December 31, 2009 (Unaudited)	$(374,778)	13,000,000	$13,000	$477,266	$(875,044)	$10,000

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED DECEMBER 31, 2009 AND 2008 (Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net investment loss and decrease in net assets resulting from operations	$(38,491)	$(467,708)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Provision of bad debts	3,000	-
Related party note payable issued for office expense	-	900
Capital contribution via services provided	-	3,999
Beneficial conversion expense	-	415,000
Decrease (increase) in accounts receivable	(3,300)	6,655
Increase (decrease) in accounts payable and accrued expenses	30,688	10,180
Net cash (used in) operating activities	(8,103)	(30,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash
Proceeds from loans from officers
Decrease (increase) in receivables from related party	-	(4,723)
Increase (decrease) in due to notes payables	900	-
Increase (decrease) in due to officer	7,298	34,932
Increase (decrease) in due to affiliates	-	-
Net cash provided by financing activities	8,198	30,209

NET INCREASE IN CASH & CASH EQUIVALENTS	95	(765)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	765

CASH & CASH EQUIVALENTS, ENDING BALANCE	$95	$-

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

On April 1, 1998, Morris Business Development Company (the Company or MBDC) was incorporated in California as Electronic Media Central Corporation (EMC) (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing financial and substantial managerial services for the development and growth of both American thinly traded public stock and private stock companies. Also, the Company is dedicated to helping American companies create jobs with their growth.

On March 29, 2007 the Company registered a name change to Morris Business Development Company with the California Secretary of State.

As of May 12, 2006 the Company filed Form N-54A with the United States Securities Exchange Commission (“SEC”) to become a business development company by certifying that it is a closed-end investment company (like a mutual fund) organized and operated for the purpose of making investments in securities described in section 55 (a)(1) through (3) of the Investment Company Act of 1940; and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the act.

With the return of the Company CEO efforts in 2009, Dr George Morris is attempting to locate and negotiate with eligible portfolio company for Morris BDC to acquire an interest in them. In addition, Morris BDC will assist these portfolio companies with raising capital and also offers them substantial managerial assistance to succeed.

The Company has commenced the development of new management consulting services to assist American client companies such as American Veterans Business Development Company formed with a Certified Service Disabled American Veteran. We can help selected companies to become a public stock company and to comply with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  Also, the Company is associating with Video Army, LLC, Internet Infinity, Inc. and others to help provide internet new media marketing development services to both privately owned and thinly traded public companies in our portfolio.

The Company has created a new effort with “More American Jobs” an intended affiliate  of the Company to help American companies prepare to access government financial support from grants, loans and loan guarantees. In addition, the Company will also commence a new participation relationship with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2	BASIS OF PRESENTATION AND BUSINESS

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the nine month period ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year ending March 31, 2010.

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

Investments

The Company’s investments are carried at fair value.

Fair Value Measurement

Effective December 31, 2009, the Company adopted the accounting topics for investments measured at fair value on a recurring basis included in FASB ASC 820 “Fair Value Measurements and Disclosures,” which accomplishes the following key objectives:

•	defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;
•	establishes a three-level hierarchy ("Valuation Hierarchy") for fair value measurements;
•	requires consideration of the Company’s creditworthiness when valuing liabilities; and
•	expands disclosures about instruments measured at fair value.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Investments whose values are based on quoted market prices in active markets, and whose values are therefore classified as Level 1, consist of active listed equities.

Investments that trade in markets that are not considered to be active, but whose values are based on quoted market prices, dealer quotations or valuations provided by alternative pricing sources supported by observable inputs are classified as Level 2.  These generally include certain U.S. government obligations and investment-grade corporate bonds.

Investments whose values are classified as Level 3 have significant unobservable inputs, as they may trade infrequently or not at all.  Investments whose values are classified as Level 3 generally include private investments.  When observable prices are not available for these securities, the Company uses one or more valuation techniques (e.g., the market approach or the income approach) for which sufficient and reliable data is available.

Within Level 3 of the fair value hierarchy, the use of the market approach generally consists of using comparable market transactions, while the use of the income approach generally consists of the net present value of estimated future cash flows, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

The inputs used by the Company in estimating the value of investments were classified as Level 2.

Reclassifications

Certain comparative amounts have been reclassified to conform to the current year's presentation.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Revenue Recognition

During the three months and the nine months ended December 31, 2009, the Company began to assist American Veteran Business Development Company in its strategic planning and corporate structuring,   The CEO of our Company holds a minority interest in this startup Veteran’s business. Revenue was recognized on a monthly basis when the service was performed and billed to the customer, and the collectability of accounts receivable was reasonably assured. During the three months and the nine months ended December 31, 2009, the Company generated $300 and $3,300 as revenue and recorded accounts receivable at $300 (net of bad debt allowance of $3,000) on December 31, 2009.  The low revenue is the result of the restart of the Company as an exclusive BDC operation without offering the prior media replication services.

Unrealized gains and losses resulting from the change in the valuation of investments are reflected in the condensed statement of operations.

Income Taxes

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48) since April 1, 2007, the beginning of the fiscal year 2008. However, the Company has not generated uncertain income and expense, like accrued interest and penalties relevant to income tax. The tax return filing position and deductions have not been expected to be changed. In addition, there has not been an adjustment or a cumulative effect of adjustment resulting in significant changes in the Company’s financial position and effective tax rate. Therefore, the Company has not made reserves for uncertain income tax positions under FIN 48.

Recent Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has a net investment loss of $875,044 at December 31, 2009, and its total liabilities exceed its total assets by $374,778.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing the new business development company (“BDC”) activities and additional funding from strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Net loss per common share

Basic EPS is computed solely on the weighted average number of common shares outstanding during the period. Diluted EPS reflects all potential dilution of common stock as applicable.

The following table provides Basic and Diluted EPS for the three months ended December 31, 2009 and 2008:

		Weighted
	Net Loss	Average Shares	Per Share
Three Months Ended December 31, 2009

Basic and diluted loss per share - Loss available to common stockholders	$(12,739)	13,000,000	$(0.00098)

	Net Loss	Weighted Average Shares	Per Share
Three Months Ended December 31, 2008

Basic and diluted loss per share - Loss available to common stockholders	$(17,503)	13,000,000	$(0.00135)

The following table provides Basic and Diluted EPS for the nine months ended December 31, 2009 and 2008:

	Net Loss	Weighted Average Shares	Per Share
Nine Months Ended December 31, 2009

Basic and diluted loss per share - Loss available to common stockholders	$(38,491)	13,000,000	$(0.00296)

	Net Loss	Weighted Average Shares	Per Share
Nine months ended December 31, 2008

Basic and diluted loss per share - Loss available to common stockholders	$(467,708)	13,000,000	$(0.03598)

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three and nine months ended December 31, 2009, and 2008, respectively, there were no dilutive securities issued.

NOTE 4	MARKETABLE SECURITIES

Investments consisted of the following:

	December 31, 2009	March 31, 2009

Equity Securities Name and Symbol	LEEP, Inc (LPPI)	LEEP, Inc (LPPI)
Number of Shares Held	2,500,000	2,500,000
Cost	$21,250	$21,250
Market Value	$31,250	$12,500
Accumulated Unrealized Gain	$10,000	$(8,750)
Traded on Pink Sheets (PK) or Bulletin Board (BB)	PK	PK

NOTE 5	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2009 and March 31, 2009:

	December 31,	March 31,
	2009	2009

Account payable	$79,857	$58,594
Accrued tax	4,757	3,957
Accrued interest	5,125	-
Accrued expenses	10,250	6,750
	$99,989	$69,301

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6	RELATED PARTY TRANSACTIONS

The Company has a note payable to Apple Realty, Inc., a related party through common shareholder and officer. The note amounts to $112,798 as of December 31, 2009 and $111,898 as of March 31, 2009, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. The company recorded interest of $5,125 and $7,371 for the nine month periods ended December 31, 2009 and 2008, respectively.

The Company has a payable to the Company’s president. The loan, amounting to $185,853 at December 31, 2009 and $186,338 of March 31, 2009, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2010. The company recorded interest of $7,784 and $9,061 for the nine month period ended  December 31, 2009 and 2008, respectively.

George Morris is the president of MBDC. As of December 31, 2009, Mr. Morris’ beneficial ownership percentages of related companies’ common stock are as follows:

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

NOTE 7	INCOME TAXES

The company’s policy is to continue to comply with the requirements of Subchapter M of the Internal Revenue Code. No provision was made for federal income tax for the nine month period ended December 31, 2009, and year ended March 31, 2009 and March 31, 2008 since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $875,044 as of December 31, 2009.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

The components of the net deferred tax asset are summarized below:

	December 2009	March 2009	March 2008
Deferred tax asset – net operating loss	$345,737	$332,000	$139,402
Less valuation allowance	(345,737)	(332,000)	(139,402)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 2009	December 2008
Tax expense (credit) at statutory rate-federal	-34%	-34%
State tax expense net of federal tax	-6%	-6%
Changes in valuation allowance	40%	40%
Tax expense at actual rate	-	-

Income tax expense consisted of the following:

	December 2009	March 2009
Current tax expense:
Federal	$-	$-
State	800	800
Total current	$800	$800
Deferred tax credit:
Federal	$12,067	$163,000
State	2,129	29,000
Total deferred	$14,196	$192,000
Less: valuation allowance	(14,196)	(192,000)
Net deferred tax credit	-	-

Tax expense	$800	$800

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto.

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, competitive market conditions, success of Morris Business Development  Company the (“Morris-BDC”) Morris-BDC business strategy, and other risks and uncertainties currently unknown to management.

Overview

Morris-BDC is a business development company registered under the Investment Company Act of 1940 formed to engage in the business of helping to source investment primarily in small to mid-sized companies. The Company also intends to provide managerial assistance to developing companies. To date, the Company has made one investment in a portfolio company,  Leep, Inc, a building material supplier.

Accounting Policies

Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the March 31,, 2008 audited financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

Morris-BDC had a decrease in net assets from operations of $19,741 for the nine months ended December 31, 2009, and had total assets of $31,645 at December 31, 2009 and to date has made one investment in an eligible portfolio company, which is Leep, Inc. Morris-BDC intends to eventually raise capital through a proposed offering and access the equity markets to raise cash to fund investments. The ability of Morris-BDC to raise capital in this current market environment will be very difficult considering the current financial structure, negative net worth and debt of the Company. The Board of Directors has approved the conversion of debt primarily held by our President George Morris into common stock at the market price. The debt of approximately $300,000 has accumulated from George Morris’ personal  cash advances to the Company plus six percent interest. Business development companies similar to Morris-BDC are encountering difficult market conditions in attempts to raise capital. There can be no assurance that Morris-BDC hopes  to be able to raise equity capital in its future offering. Since inception, Morris-BDC operations have been principally funded by loans from George Morris.

To subsidize its capital and liquidity Morris-BDC needs to the extent that George Morris has such funds in the future. If the Company is unable to raise equity capital or if George Morris is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations and the Company may be unable to continue as a going concern. The financial statements have been prepared on a going concern basis and do not reflect any adjustments that might result from the outcome of this uncertainty.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of actual and contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income or loss and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments and the valuation allowance for deferred tax assets. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. For the nine month period ended December 31,  2009, deferred tax assets aggregated $345,737, which was fully reserved based on the likelihood of realization.

The Company's investments are carried at fair value. See Note 2 to our Condensed Financial Statements for additional information with respect to investments.

Portfolio and Investment Activity

Morris-BDC did not make any portfolio investment in 2009. However, Morris-BDC entered into a Consulting Agreement with Leep, Inc., for 2,500,000 shares in 2008. As a public stock company, Leep has 62,696,566 shares issued and outstanding.

Results of Operations

Investment Income

For the three months and nine months ended December 31, 2009 and 2008, we had no  interest income. During the same period, the Company began to assist American Veteran Business Development Company in its strategic planning and corporate structuring, and generated $300 and $3,000 as service income for the three months and nine months ended December 31, 2009, respectively.

General and Administrative Expenses

For the three months ended December 31, 2009 and 2008, general and administrative expenses were $9,122 and  $11,777, respectively, and  interest expenses for the three month periods ended December 31, 2009 and 2008 were $3,837 and $5,726, respectively.

For the nine months ended December 31, 2009 and 2008, general and administrative expenses were $27,464 and $49,988, respectively. Interest expense for the nine months ended December 31, 2009 and 2008 was $12,867 and $16,433, respectively.  There was a one time beneficial conversion expense of $415,000 for the nine months ended December 31, 2008.

New Accounting Pronouncements

See Note 1 to our interim Condensed Financial Statements for information with respect to new accounting pronouncements.

Liquidity and Capital Resources

From inception (May 22, 2006) through December 31, 2009 Morris-BDC funded its cash operating requirements through loans from its president George Morris.  The net cash proceeds from Georg Morris and his affiliates are  $306,434.

Morris-BDC had a net increase in capital deficit from operations of $19,741 for the nine months ended December 31, 2009, and had total assets of $31,645 at December 31, 2009 and to date has made one investment in an eligible portfolio company, which is Leep, Inc.  Morris-BDC intends to raise capital through a proposed offering and access the equity markets to raise cash to fund investments. The ability of Morris-BDC to raise capital in this current market environment will be very difficult. Business development companies similar to Morris-BDC are encountering difficult market conditions in attempts to raise capital. There can be no assurance that Morris-BDC will be able to raise equity capital in its offering. Since inception, Morris-BDC operations have been principally funded by loans from George Morris, the Company’s president.

Morris-BDC is presently dependent on George Morris to subsidize its capital and liquidity needs, to the extent that George Morris has such funds. If the Company is unable to raise equity capital or if George Morris is unable to provide sufficient capital to the Company to fund its operational expenses, it would have an adverse impact on liquidity and operations and the Company may be unable to continue as a going concern.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk.

We are subject to financial market risks, including changes in interest rates and the valuation of investments.

Interest Rate Risk

This Section is not applicable. Morris-BDC does not have any interest-bearing liabilities at this time.

Portfolio Valuation

Morris-BDC intends to use the U.S. Private Equity Valuation Guidelines ("Guidelines") to provide its managers with a framework for valuing investments in privately held portfolio companies at fair value and to provide greater consistency within the private equity industry with regard to valuation. For public stock companies Morris-BDC uses the latest reported share price on OTCBB or other reporting services for small cap companies. These Guidelines are intended to assist managers in their estimation of fair value and are intended to be consistent with generally accepted accounting principles. Morris-BDC has made one investment to date in Leep, Inc.

Item 4T.           Controls and Procedures.

Management Report on Internal Control Over Financial Reporting . The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009.  Based on our assessment management believes that, as of December 31, 2009, the Company's internal control over financial reporting is effective at its present low volume of business activity and portfolio investment.

Morris-BDC With an increase in revenue, Morris-BDC will devote the resources to hire additional personnel to perform this function.

Changes in Internal Controls over Financial Reporting. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Dated: February 22, 2010	/s/ George P. Morris
By: George P. Morris
Its: Chief Executive Officer

Dated: February 22, 2010	/s/ George P Morris
By: George P. Morris
Its: Chief Financial Officer