Form 10-K
period 2010-03-31
Morris Business Development Co
filed 2010-07-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.  $19,500, based on the closing price of $0.03 of our common stock on March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 14, 2010, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

Forward Looking Statements

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and Section 27A of the Securities Act of 1933, as amended ("Securities Act"), that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements.  Without limiting the foregoing, the words "may", "will", "could", "should", "intends", "thinks", "believes", "anticipates", "estimates", "plans", "expects", or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them.  Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.

The following cautionary statements identify important factors that could cause Morris Business Development Company ("The Company," "we" or "Company’s") actual results to different materially from those projected in the forward-looking statements made in this Report.  Among the key factors that have a direct bearing on The Company’s results of operations include:

▪
General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

▪	Success of operating initiatives; changes in business strategy or development plans; management of growth; The Company

▪	Availability, terms and deployment of capital;

▪	Availability of desirable portfolio investment opportunities that meet The Company's investment criteria;

▪	Legal, administrative and accounting expenses;

▪	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

▪	Development risks; risks relating to the availability of financing, and

▪	Other factors, including risk factors, referenced in this Report.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements.  Other factors may be described from time to time in Company's other filings with the Securities and Exchange Commission ("SEC"), news releases and other communications.  Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.  New factors emerge from time to time, and it is not possible for The Company to predict which will arise.  In addition, The Company cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We focus on the development of opportunities to invest in eligible portfolio companies as a closed end investment fund similar to a mutual fund and we help provide growth capital, strategic guidance and operational support.  In some cases we may receive stock in portfolio companies for services provided by the Company both with or without cash. We may  assist a client company with stock in our portfolio to grow their revenue and sales through substantial managerial support and capital sourcing. If a portfolio company meets the criteria, our Company may further assist them in “going public” for the benefit of all shareholders in the portfolio company and our Company.

As a business development company ("BDC"), Morris Business Development Company is able to raise money to acquire interests in small private businesses, as well as larger private companies, and distressed public companies as defined under the BDC provisions of the Investment Company Act.  We intend to seek equity positions and on-going relationships with companies offering sustainable and profitable growth.  We do not intend to limit our acquisitions to a single line of business or industry.

All acquisitions will be designed to enhance shareholder value through capital appreciation and dividend payments.

Consistent with Section 58 of the Investment Company Act, we may not, unless authorized by the vote of a majority of our outstanding common stock, change the nature of our business so as to cease to be, or to withdraw our election as, a business development company.  In addition, as a BDC, we will not make any significant material changes in our investment guidelines and policies without obtaining the approval of our Board of Directors.

Our Company may invest in a variety of securities, including bonds, convertible debentures, preferred stock and common stock.  We have not set a policy as to what proportion of our assets may be invested in any type of security, nor have we set a policy regarding a potential concentration in any particular industry or group of industries.

Morris Business Development Company shall seek to render significant managerial assistance to and/or control of eligible companies.  While we do not currently intend to invest as part of a group, we have not set any policy to that effect, and may determine to so invest in the future without seeking shareholder approval.  We have not yet set a policy with respect to any assets that are not required to be invested in eligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act.

Consistent with its objective of long-term capital appreciation, Morris BDC may invest in a variety of securities, including bonds, convertible debentures, preferred stock and common stock.  We have not set a policy as to what proportion of our assets may be invested in any type of security, nor have we set a policy regarding a potential concentration in any particular industry or group of industries.

 Consistent with its objective of long-term capital appreciation, The Company will consult with its investees with respect to obtaining capital and offer managerial assistance to selected businesses that, in the opinion of our management, have a significant potential for growth.

In addition to acquiring investment positions in new and developing companies, Our Company may also occasionally invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, but which, The Company believes, have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

As a business development company ("BDC"), Morris Business Development Company is able to raise money to acquire interests in small private businesses, as well as larger private companies, and distressed public companies as defined under the BDC provisions of the Investment Company Act.  We intend to seek equity positions and ongoing relationships with companies offering sustainable and profitable growth.  We do not intend to limit our acquisitions to a single line of business or industry.

All acquisitions will be designed to enhance shareholder value through capital appreciation and dividend payments.

The Company will seek to render significant managerial assistance to and/or control of eligible companies.  While we do not currently intend to invest as part of a group, we have not set any policy to that effect, and may determine to so invest in the future without seeking shareholder approval.  We have not yet set a policy with respect to any assets that are not required to be invested in eligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act.

Consistent with its objective of long-term capital appreciation, The Company will consult with its investees with respect to obtaining capital and offer managerial assistance to selected businesses that, in the opinion of our management, have a significant potential for growth.

In addition to acquiring investment positions in new and developing companies, Our Company may also occasionally invest in more mature privately and publicly-held companies, some of which may be experiencing financial difficulties, but which, we believes, have potential for further development or revitalization, and which, in the long-term, could experience growth and achieve profitability.

 Morris Business Development Company will consult with its investees with respect to obtaining capital and offer managerial assistance to selected businesses that, in the opinion of our management, have a significant potential for growth.

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

We have terminated our working arrangement with Howell Capital Holdings, LLC however, our Company looks forward to developing “More American Jobs” to help American companies prepare to access both government and private financial support. In addition, the Company will also continue to purse relationships with alternative finance companies including factors such as Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

In summary, the Company will attempt to locate and negotiate with eligible portfolio companies for our Company to invest in, lend funds to, acquire and/or possibly manage.  Our company intends to offer managerial assistance to eligible portfolio companies in which we invest.

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

The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies.  Moreover, the 1940 Act limits the type of assets that BDCs may acquire to “qualifying assets” and certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70% of the value of the BDC’s assets consist of qualifying assets.  Qualifying assets include: (1) securities of companies that were eligible portfolio companies at the time the BDC acquired their securities; (2) securities of bankrupt or insolvent companies that were eligible at the time of the BDC’s initial acquisition of their securities but are no longer eligible, provided that the BDC has maintained a substantial portion of its initial investment in those companies; (3) securities received in exchange for or distributed in or with respect to any of the foregoing; and (4) cash items, government securities and high-quality short-term debt.  The 1940 Act also places restrictions on the nature of the transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets.  These restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from the portfolio company or its officers, directors, or affiliates.

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

We have never generated an annual net profit.  Our primary activity to date has been our electronic media duplication, replication, and packaging services, and more recently, the development of our BDC business plan. We plan to stop investing any additional capital or resources in the media business but to service any orders coming to us from existing clients.   Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business.  These include, but are not limited to, inadequate funding, competition, and investment development.  Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  We may not ever be profitable.

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

Calendar Year Ended March 31,		Bid Prices

	Period	High	Low

2007	First Quarter	$1.20	$1.20
	Second Quarter	$1.30	$1.10
	Third Quarter	$1.35	$1.30
	Fourth Quarter	$1.35	$1.35

2008	First Quarter	$1.50	$1.35
	Second Quarter	$2.10	$0.10
	Third Quarter	$0.12	$0.11
	Fourth Quarter	$0.11	$0.05

2009	First Quarter	$0.05	$0.02
	Second Quarter
	Third Quarter
	Fourth Quarter

2010	First Quarter	$0.05	$0.02

Holders

The number of holders of record of shares of our common stock is approximately thirty-six (35).  Approximately 1,072,130 shares of common stock are held in brokerage accounts and represent approximately one hundred seventy-seven (179) additional shareholders.

Dividend Policy

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company	For the Years Ended March 31,

	2010	2009	2008	2007	2006	2005

Statement of Operations Data:

Total revenues	$3,500	14,5738	104,978	156,728	274,301	235,652

Income (loss) from continuing operations	(28,460)	(478,618)	(12046)	(38,902)	(13,169)	(70,704)

Net income (loss)	(47,750)	(480,348)	(30,854)	(49,444)	26,001)	(82,322)

Net income (loss) per common share from continuing operations	(0.004)	(0.37)	(0.00)	(0.00)	(0.00)	(0.08)

Balance Sheet Data:

Current assets	$12,500	12,500	7,420	88,144	148,333	68,910
Total assets	12,500	12,500	134,853	88,144	148,333	68,910

Current liabilities	75,181	69,301	25,187	338,478	349,223	288,799
Total liabilities	415,232	367,537	416,042	338,478	349,223	288,799
Total stockholders’ equity (deficit)	(402,732	(335,037)	(281,189)	(250,335)	(200,890)	(219,889)

Total dividends per common share	-	-	-	-	-	-

ITEM 7  -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Years ended March 31, 2010 and 2009

Introduction

In 2010, our revenues were $3,300, compared to $14,513 in 2009, a decrease of approximately 77%. This decrease was a result of the elimination of our CD duplication business and the start of our management assistance business development business.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the year ended March 31, 2010 as compared to the year ended March 31, 2009 are as follows:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Percentage Change

Revenue	$3,300	$14,513	(77.3)%
Cost of revenue	660	7,885	(91.7)%
Total operating expenses	(31,100)	(462,960)	(93.1)%

Loss from Operations	$(47,750)	$(456,333)	(89.0%

Revenues for the year ended March 31, 2010 were $3,300, a decrease of $11,213 from $14,513, for the same period ended March 31, 2009.  All of our revenue was generated by our electronic media duplication, replication, and packaging division in the first three fiscal quarters ending December 31, 2008.  The decrease in revenue was due to a total decrease in the number of customers for our CD duplication business. However, seeking consulting fees and investment opportunities in the fourth quarter ending March 31, 2010 represents our new business direction.

Cost of revenues for the year ended March 31, 2010 was $660, a decrease of $7,223 from $7,883 for the same period ended March 31, 2009.  The decrease in cost of revenues was primarily due to the decrease in revenue compared to last year.

Operating expenses were $31,100 and $462,960, respectively, for the years ended March 31, 2010 and 2009.  The operating expenses incurred during each of the years were:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Percentage Change

Operating Expenses:
Professional fees	$23,088	$0.24,862	(07.1)%
Salaries and related expenses	0	0	-0-)%

Consulting fees paid to related parties	1,520	9,742	(84.3)%

Other	6,492	428,358	(93.3)%
Total Operating Expenses	31,100	462,960	(98.4)%

Total operating expenses were $31,100 for the year ended March 31, 2010 versus $462,960 for the year ended March 31, 2009, which is a decrease of $431,860.Over 90% of the reduction was due to a one time auditor adjustment in accumulated services provided to the Company but not recognized prior.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the years ended March 31, 2010 and 2009 are as follows:

	Year Ended March 31, 2010	Year Ended March 31, 2009	Percentage Change

Other income (expenses)	$(6,429)	$(428,358)
Interest expense	(19,290)	(22,287)	13.4%
Total other income (expenses)	(6,492)	(438,35818,808)	(96.2)%

Net income (loss)	$47,780)	$(480,348)	(90.1)%

The interest expense for each of the years presented is related to notes owed to George Morris, our CEO, Chief Financial Officer and Secretary.

During the twelve months ended March 31, 2010, our total other expenses decreased to $50,390 compared to the twelve months ended March 31, 2009.    The net loss for the year ended March 31, 2010 was $47,760, versus a net loss of $480,348 for the year ended March 31, 2009.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2010, we had a negative cash flow from operations of ($41,871).  Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2010, as compared to March 31, 2009 were as follows:

	March 31,	March 31,
	2010	2009

Cash	$0	$0
Accounts receivable	0
Total current assets	12,500	12,500
Total assets	12,500	12,500
Total current liabilities	75,181	367,537
Total liabilities	340,052	367,537

Cash Requirements

As of March 31, 2010, we had a total shareholder deficit of $402,732. Our cash obligations are anticipated to increase substantially over the next 12 months.  The cash would be utilized for operational expenses and general working capital.  Funds will also be utilized for continued legal and professional fees as a result of legal securities filings and reserve or deposit requirements which are needed for our administrative support business...  We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2010 and 2009 were $(41,871) and $(33,603), respectively.  We hope to operate at approximately break-even before December 31, 2010 and generate a small positive cash flow from the operations of our BDC consulting activities.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2010 and 2009 were $41,871 and $32,838, respectively.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements.  The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

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

Since we have very few assets and one eligible portfolio company, there is no quantitative information, as of the end of March 31, 2010, about market risk that has any impact on our present business.  Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

Our primary financial instruments will be cash in banks and money market instruments.  We do not believe that these instruments are subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.  We do not have derivative financial instruments for speculative or trading purposes.  We are not currently exposed to any material currency exchange risk.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2010, the Company”, through and with the recommendation of its Audit Committee and approval of its Board of Directors, engaged John Kinross-Kennedy, CPA of Irvine, California (“Kennedy”) as its independent registered public accounting firm as reported in Form 8-K June 24, 2010 filed on June 25, 2010.

Concurrent with the engagement of John Kinross-Kennedy, the Company dismissed the engagement of Kabani & Company, Inc. (“Kabani”) from its position as the Company’s independent registered public accounting firm.  Kabani served as the Company’s independent registered public account firm since March 31, 2000.  No report on the Company’s financial statements prepared by Kabani during the fiscal years ended March 31, 2010 and March 31, 2009 and the subsequent interim period through December 31, 2009 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  Further, during the fiscal years ended March 31, 2008 and March 31, 2009 and the subsequent interim period through December 31, 2010, there were no disagreements between the Company and Kabani on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kabani, would have caused it to make reference to the subject matter of the disagreement in connection with a report.  The Company’s Audit Committee recommended the dismissal of Kabani, and such recommendation was adopted by the Company’s Board of Directors.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Kabani a copy of the disclosures it made in the Current Report on Form 8-K prior to filing with the SEC and requested that Kabani furnish the Company with a letter addressed to the SEC stating whether or not Kabani agreed with the above statements.

During the fiscal years ended March 31, 2008 and March 31, 2009 and the subsequent interim period through December 31, 2010, neither the Company nor anyone on its behalf has consulted with Kabani regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or (iv) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

Name	Age	Position(s)

George Morris, Ph.D.	70	Chairman of the Board (1998); President (2007); Chief Executive Officer (2007); Chief Financial Officer and Secretary (1998)

James Herbert	70	Director (2006)

Charles Yesson	71	Director (2009)

GEORGE MORRIS, Ph.D.  Dr. Morris has been the Chairman of the Board of Directors, principal shareholder, Chief Financial Officer and Secretary of Morris Business Development Company since we were incorporated on March 10, 1998.  Dr. Morris has also been the Chairman and Vice President of Internet Infinity, Inc., the parent company and owner of 100% of our shares.  Dr. Morris assumed the duties of President in 2006 to operate the Business Development Company.  Dr. Morris is also the President of Apple Realty, Inc. doing business as Hollywood Riviera Studios since 1974 and the Chairman of the Board of Directors of L&M Media, Inc. since 1990. Dr. Morris is also the Founder and has been the President, Chairman of the Board of Directors and principal of Morris Financial, Inc., a NASD member broker-dealer firm, since its inception in 1987.  He has been active in designing, negotiation and acquiring all equipment, facilities and systems for manufacturing, accounting and operations of Morris Business Development Company and its affiliates.  Dr. Morris has produced over 20 computer-training programs in video and interactive hypertext multimedia CD-ROM versions, as well as negotiating Morris Business Development Company and its affiliate distribution and supplier agreements.  Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas.  Prior to founding Morris Business Development Company and its affiliates, Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 - 1999).  During this period Dr. Morris served a Department Chairman for the Management and Marketing Departments.  He has since retired from teaching at the University.  Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, a Director of the South Bay Business Roundtable and a speaker on a number of topics relating to business, training and education.  He most recently taught University courses about Internet Marketing for domestic and foreign markets and Sales Force Management.  George Morris returned to full time work activity from a serious automobile accident in the fiscal year ended March 31, 2010.

JAMES HERBERT.  Mr. Herbert was appointed as an independent director of our company on May 10, 2006.  He is a professional consultant and businessman with more than forty years’ experience in Canada, Texas and California, in real estate development and business financing.  Mr. Herbert also has 24 years’ experience in oil and gas investments and partnerships as a business/financial consultant.  For the last five years, he has been a financial consultant to the California Clean Air Technologies and Recast Company in Riverside, California. In addition, Mr. Herbert through a life-long network of friends is expected significantly identify and prospect for investment and acquisition opportunities for our Company operating as a business development company.

CHARLES YESSON.   Mr. Yesson has over 35 years of experience in the Financial Services Industry.  His experience includes 25 years of managing public corporations and 10 years as a consultant to emerging companies.  He has worked extensively in the areas of reorganization, growth development and capitalization.  His experience includes serving as CEO of several Life Insurance Companies.  He also held positions as a Senior Business Consultant of the Principal Life Insurance Company and for GEICO in Washington, DC.  He has served as CEO of U.S. Life Savings Loan Association, and VP of Midwestern Financial/First S&L Shares, and Sr. VP of First Western Financial Corp (NYSE).  Mr. Yesson is currently licensed as a FINRA Series 7, 24 and 66—holding positions as Managing Director of Antaeus Capital a Principal of J. Alexander Securities and Marketing Director and Securities Analyst of Hayden., Stone, Inc.  He holds a Master’s Degree from New York University, New York where he has done PhD-level study, attended George Washington Law School and holds certificates in Bank Marketing from Northwestern University.  Mr. Yesson is licensed in Insurance and Real Estate in the State of California and is certified as a Property Damage Mediator for the California Insurance Department.  In addition, Mr. Yesson’s experience as a public stock company board member should help guide the development of our Company and client companies.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2010 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards*	Total

George Morris, Chairman, CEO	2010	$ 000	$0	0	$ 000
	2009	$ 000	$0	0	$ 000

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

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of March 31, 2010, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of March 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensate- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- ton ($)	Total ($)

George Morris	0	0	0	0	0	0	0
James Herbert	0	0	0	0	0	0	0
Charles Yesson	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of March 31, 2010:

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of  March 31, 2010, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

George Morris (3)	Director	8,086,300	62.2%

L&M Media, Inc. (3)	>10% Owner	2,673,690	20.6%

James Herbert 2175 Pacific Avenue #2 Costa Mesa, CA 92627	Director	0	0%

Charles Yesson c/o Balboa Bay Club 1221 West Coast Highway Newport Beach, CA 92663	Director	0	0%

All Officers and Directors as a Group (3 persons)		10,759,990	82.8%

(1)	Unless stated otherwise, the address of each beneficial owner is c/o 413 Avenue G, #1, Redondo Beach, CA 90277.

(2)
Unless otherwise indicated, based on 13,000,000 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)
Mr. Morris is the registered holder of 8,086,300 shares of our common stock but is attributed the combined shares of  2,673,690  held by Hollywood Riviera Studios  (496,550 shares) and L&M Media, Inc. (2,177,140 shares), because he exercises voting and/or dispositive power over the securities held by Hollywood Riviera Studios and L&M Media, Inc.

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

We had been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998.  Our shares previously owned by Internet Infinity were distributed on September 28, 2001 to the Internet Infinity shareholders of record on September 18, 2001.  We now operate independently of Internet Infinity but we share in common the office facilities.  Internet Infinity is a party related through a common controlling shareholder.  George Morris is our Chief Financial Officer, Vice President, CEO of the Board of Directors and our controlling shareholder.  As of March 31, 2010, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

•	Morris Business Development Company	82.87%
•	Internet Infinity, Inc.	85.1%
•	Morris & Associates, Inc.	71.30%
•	Apple Realty, Inc.	100.00%

We have a loan payable of $119,992 to Apple Realty, Inc., a party related through a common controlling shareholder.  The loan is secured by our assets.  Interest accrues at 6% per annum, due and payable upon demand.  This loan is the remaining unpaid consulting fees and office expense provided by Apple Realty, Inc.  For the year ended March 31, 2010, $1,200 and for March 31, 2009, $1,200 of unpaid office expense was added to the loan.

We recorded interest to Apple Realty, Inc. of $1,764  and $0, for the years ended March 31, 2010, and  2009 respectively.  The interest payable amounting to $1,764for March 31, 2010 is included in account payable and accrued expense in the accompanying financial statements.

During the year ended March 31, 2010, we incurred no consulting fees to Apple Realty, Inc.

We have a payable of $0 as of March 31, 2010 to Morris & Associates, Inc., a party related through a common controlling shareholder.  The amounts are temporary loans in the normal course of business, interest free, unsecured and due on demand.

We have a payable to George Morris.  The loan, amounting $206,564 at March 31, 2010, carries an interest  rate of 6% per annum, is unsecured, and due on March 31, 2011.  We recorded interest of $1,764 for the year ended March 31, 2010.  The total interest payable on officer's loan amounted to $9,732 at March 31, 2010 and is included in due to officer in the accompanying financial statements.

During the year ended March 31, 2006, we issued 300,000 shares of our common stock to George Morris for cash consideration of $45,000, which was the market value on the date the board of directors authorized the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2010 and 2009, our principal independent accountant billed us $15,500 and $25,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.

Audit – Related Fees

During the fiscal years ended March 31, 2010 and 2009, our principal independent accountant billed us $0 and $0, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2010 and 2009, our principal independent accountant billed us $0 and $0 respectively, in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2010 and 2009, our principal independent accountant did not bill us for any other fees.

 Pre-Approval of Audit and Non-Audit Services.

The Audit Committee charter requires that the committee or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

3.1	Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation	(4)

3.3	Bylaws	(1)

10.1	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media	(2)

14.1	Code of Ethics	(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, filed on February 13, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Business Development Company

Dated: July 14, 2010	By	/s/George Morris

George Morris, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2010
/s/ George Morris

George Morris, President, CEO, CFO and Director

Dated: July 14, 2010
/s/ James Herbert

James Herbert, Director

Dated: July 14, 2010
/s/ Charles Yesson

Charles Yesson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders
Morris Business Development Company
Irvine, California

I have audited the accompanying balance sheet of Morris Business Development Company as of March 31, 2010 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company as of March 31, 2010 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As discussed in Note 3 to the financial statements, the Company has incurred significant losses and has limited revenue.  This raises substantive doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/ s / John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

July 9, 2010

Board of Directors and Stockholders of Morris Business Development Company.

We have audited the accompanying balance sheet of Morris Business Development Company as of March 31, 2009, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended March 31, 2009 & 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company as of March 31, 2009 and the results of its operations and cash flows for the years ended March 31, 2009 & 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kabani & Company, Inc.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
July 2, 2009

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet
as at March 31,

	2010	2009

ASSETS
Current Assets
Marketable Security	$12,500	$12,500

TOTAL ASSETS	$12,500	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$84,912	$69,301
Notes Payable - Related Parties	119,992	111,898
Due to Officer	210,383	186,338

Total Liabilities	415,287	367,537

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized, none issued andoutstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized,
13,000,000 shares issued and outstanding as at March 31, 2010 and 2009	13,000	13,000
Additional Paid-in Capital	477,266	477,266
Accumulated Deficit	(884,303)	(836,553)
Accumulated other comprehensive income (loss)	(8,750)	(8,750)

Total Stockholders' Equity (Deficit)	(402,787)	(355,037)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,500	$12,500

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
for the years ended March 31, 2010, 2009 and 2008

	2010	2009	2008
Revenue
DVD/CD replication	$3,300	$11,763	$79,978
Consulting	-	2,750	21,250
Total Revenue	3,300	14,513	101,228

Cost of Revenue	660	7,885	42,410

Gross Profit	2,640	6,628	58,818

Operating Expenses:
Professional Fees	23,088	24,862	27,806
Consulting	1,520	9,742	20,465
Salaries and related expenses		270	3,867
Other	6,492	14,016	24,343
Total Operating Expenses	31,100	48,890	76,481

Loss from operations	(28,460)	(42,262)	(17,663)

Non-operating income (expense)
Interest expense	$(19,290)	(22,285)	(18,808)
Beneficial conversion expense		(415,000)	-
Total other expense	(19,290)	(437,285)	(18,808)

Loss before income taxes	(47,750)	(479,547)	(36,471)

Provision for income taxes	$-	800	800

Net Loss	(47,750)	(480,347)	(37,271)

Other comprehensive loss
Unrealized gain on marketable securities		25,000	-

Comprehensive Loss	(47,750)	(455,347)	(37,271)

Basic and diluted net loss per common share:	$(0.00)	$(0.04)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	13,000,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Stockholders' Equity
For the years ended March 31, 2007 to March 31, 2010

					Accumulated
					Other
	Common Stock		Additional	Accum-	Compre-	Total
	Number of		Paid-In	ulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit
Beginning balance
as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market
security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market
security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the years ended March 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities:
Net loss	$(47,750)	$(480,348)	$(37,271)
Adjustments to reconcile net loss to
net cash used by operating activities:
Related party payable issued for consulting
and office expense	8,094	1,200	1,200
Revenue in form of marketable security			(21,250)
Capital contribution via services provided	-	3,999	2,667
Beneficial conversion	-	415,000	-
Change in operating assets and liabilities:
Accounts receivable	-	6,656	4,332
Accounts payable	15,611	19,890	28,372
Net cash (used by) operating activities	(24,045)	(33,603)	(21,950)

Cash flows from investing activities
Net cash (used by) investing activities	-	-	-

Cash flows from financing activities:
Proceeds of Loans from Officers	24,045	38,978	46,311
Receivables from related party	-	(6,140)	(26,395)
Due to affilates			1,681
Net cash provided by financing
activities	24,045	32,838	21,597

Net increase (decrease) in cash	-	(765)	(353)

Cash, beginning of the period	-	765	1,118

Cash, end of the period	$-	$-	$765

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO AUDITED FINANCIAL STATEMENTS

MARCH 31, 2010

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

In June, 2009 the Company entered into an agreement with Howell Capital Holdings, LLC operating as “More American Jobs” to help American companies prepare to access both government and private financial support. In addition, the Company will also commence a new participation relationship this month with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

In March, 2010 the company has into a memorandum of understanding with Video Army, LLC, A California limited partnership,  to operate a (‘NEWCO”) business named “Internet Video / Morris BDC, LLC”, a California Limited Partnership and/or other registered DBAs. The business will provide financial and internet related services primarily for both private and thinly traded public stock American based companies.

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

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No.  144,  "Accounting  for  the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment  or  disposal  of  long-lived  assets  and  supersedes  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be  Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30,  "Reporting  the  Results  of  Operations  for  a Disposal of a Segment of a Business."  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.  In hat  event,  a  loss  is  recognized  based on the amount by which the carrying amount  exceeds  the  fair  market  value  of  the  long-lived  assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. . For the years ended March 31, 2010 and 2009, such differences were insignificant.

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

Stock Split

Effective May 30, 2008, a ten-for-one stock split was effected. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended March 2010 and 2009 were insignificant.

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

Recent Pronouncements

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date through the date the financial statements were filed during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for interim or annual periods ending after June 15, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or financial position.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental
entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.   The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. There were no accounts receivable as of March 31, 2010 and 2009.

Marketable securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive Gain, respectively.  On March 31, 2010 and 2009, marketable securities have been recorded at $12,500 and $12,500 based upon the fair market value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	12,500	(8,750)	PK

Accounts Payable and Accrued Expenses

Accrued expenses consisted of the following at March 31, 2010 and 2009:

	2010	2009
Account payable	$60,187	$58,594
Accrued state tax	10,250	3,957
Accrued interest	9,732	-
Accrued expenses	4,744	6,750
Total	$84,912	$69,301

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $884,303 at March 31, 2010, and its total liabilities exceeds its total assets by $402,787.

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

NOTE 4	CAPITAL

During the years ended March 31, 2010 and 2009, the company did not issue any shares.

As of March 31, 2010 and 2009 the Company had authorized 10,000,000 preferred shares of par value
$0.001, of which none were issued and outstanding.   As of March 31, 2010 and 2009 the Company had
authorized 40,000,000 shares of common stock of par value $0.001,  of which 13,000,000 shares were issued and outstanding on both dates.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party through common shareholder and officer. The note amounts to Apple Realty, Inc. of $119,992 and $111,898 as of March 31, 2010 and 2009, respectively, due on demand, and is secured by assets of Morris Business Development Company.  Interest shall accrue at 6% per annum, due and payable upon demand.  This note is the remaining unpaid consulting fees and office expense provided by the related party. During the twelve month period ended March 31, 2010, interest of $6,894 was added to the note.

The Company has a payable to the Company’s chairman.  The loan amounting $210,383 and $186,338 at March 31, 2010 and 2009, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2010. The company recorded interest on the loan of $9,732 and $3,299, for the years ended March 31, 2010 and 2009  respectively.

George Morris is the chairman of MBDE.  As of March 31, 2010, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.87%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6	CONCENTRATION OF CREDIT RISK

For the year ended March 31, 2010, 2009 and 2008, revenue from the top two customers represents 100% 77%, 73% and  of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers was $0, $0 and $4,226 as of March 31, 2010, 2009, 2008, respectively. For total purchases for the twelve month periods ended March 31, 2010, 2009 and 2008 the Company had two top vendors who represent 100%, 92% and 72%, of the Company’s total purchases.  Accounts payable balance outstanding for these vendors was  $526, $4,171 and 14,283 as of March 31, 2010, 2009 and 2008, respectively.

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the year ended March 31, 2010, 2009 and 2007, since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $779,436 as of March 31, 2010.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	2010	2009	2008
Deferred tax asset – net operating loss	$350,641	$332,000	$139,402
Less valuation allowance	(350,641)	(332,000)	(139,402)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2010	March 31, 2009	March 31, 2008

Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-	-	-

Income tax expense consisted of the following:

	2010	2009	2008
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	800	800
Deferred tax credit:
Federal	$16,000	163,000	12,502
State	3,000	29,000	2,206
Total deferred	$19,000	192,000	14,708
Less: valuation allowance	(19,000)	(192,000)	(14,708)
Net deferred tax credit	-	-	-

Tax expense	$800	800	800

NOTE 8	SUBSEQUENT EVENTS

On April 7, 2010 the Company entered into a Material Definitive Agreement with Video Army, LLC, A California limited partnership,  to operate a (‘NEWCO”) business named “Internet Video/Morris BDC, LLC”, a California Limited Partnership and/or other registered DBAs. The business will provide financial and internet related services primarily for both private and thinly traded public stock American based companies.  The Agreement was presaged by a Memorandum of Understanding in March, 2010.