Form 10-Q
period 2010-06-30
Morris Business Development Co
filed 2010-08-16
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 13, 2009, there were 13,000,000 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1      Financial Statements

Balance Sheets June 30, 2010 (Unaudited) and March 31, 2010	4
Statements of Operations for the Three Month Periods Ended June 30, 2010, 2009 and 2008 (Unaudited)	5
Statements of Cash Flows for the Three Month Periods Ended June 30, 2010, 2009 and 2008 (Unaudited)	6
Notes to Unaudited Financial Statements	7

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010
ASSETS

CURRENT ASSETS
Marketable securities	$12,500	$12,500
Cash	848	-
Total assets	$13,348	$12,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$67,143	$84,912
Notes payable - related parties	123,583	119,992
Due to officer	233,968	210,383
Total current liabilities	424,694	415,287

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized; 13,000,000 shares issued and outstanding	13,000	13,000
Additional paid in capital	477,266	477,266
Accumulated deficit	(892,862)	(884,303)
Accumulated other comprehensive income	(8,750)	(8,750)
Total stockholders' deficit	(411,346)	(402,787)
Total liabilities and stockholders' deficit	$13,348	$12,500

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2010, 2009 AND 2008 (Unaudited)

	2010	2009	2008
Net revenues	$-	$-	$7,970
Cost of revenues	-	-	5,307
Gross profit	-	-	2,663

Operating expenses
Professional fees	2,661	8,424	13,025
Salaries and related expenses	-	-	270
Consulting fees paid to related party	900	900	5,799
Other	221	300	17
Total operating expenses	3,842	9,624	19,111
Loss from operations	(3,842)	(9,624)	(16,448)

Other income (expense)
Other income	-	-	-
Interest expense	(4,716)	(4,478)	(5,169)
Beneficial conversion expense	-	-	415,000
Total other expense	(4,716)	(4,478)	(420,169)
Loss before income taxes	(8,558)	(14,102)	(436,617)

Provision for income taxes	800	800	800

Net loss	$(8,558)	$(14,902)	$(437,417)

Basic and diluted weighted average number of common stock outstanding	13,000,000	13,000,000	13,000,000

Basic and diluted net loss per share	$(0.007)	$(0.00)	$(0.03)

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of dilutive

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2010, 2009,, AND 2008 (Unaudited)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,558)	$(14,902)	$(437,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Related party note payable issued for office expense	-	-	300-
Capital contribution	-	-	3,999-
Beneficial conversion expense	-	-	415,000-
Decrease (Increase) in accounts receivable	-	-	(1,185)
Increase (Decrease) in accounts payable and accrued expenses		(15,502)	(1,176)
Net cash provided by (used in) operating activities	(26,328)	(600)	(18,109)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (Increase) in receivables from related party	)	(900)	(1,094)
Increase (decrease) in due to notes payables		300	-
Increase (decrease) in due to officer	-	-	19,453
Increase (decrease) in due to affiliates	-	-	220-
Net cash provided by (used in) financing activities	(27,177)	(600)	18,579

NET INCREASE IN CASH & CASH EQUIVALENTS	848-	-	470

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	765

CASH & CASH EQUIVALENTS, ENDING BALANCE	$848-	$-	$1,236

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year	$4,716-	$4,478-	$5,169-
Taxes paid during the year	$800-	$800	$800-

The accompanying notes are an integral part of these unaudited financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION

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

On March 29, 2007, we changed our name to Morris Business Development Company.

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

We operate as an externally managed investment company.  Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company, BDC Fund Management, LLC, which will be formed and wholly-owned by our CEO, George Morris.  We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

We have terminated our working arrangement with Howell Capital Holdings, LLC however, our Company looks forward to developing “More American Jobs” to help American companies prepare to access both government and private financial support. In addition, the Company will also continue to pursue relationships with alternative finance companies including factors such as Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $892,862 at June 30, 2010, and its total liabilities exceeds its total assets by $411,346.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On June 30, 2010, marketable securities have been recorded at $12,500 based upon the fair value of the marketable securities, compared to those recorded at $12,500 on March 31, 2010.

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	June 30, 2010	March 31, 2010
	(Unaudited)	(Unaudited)
Equity Securities Name and Symbol	LEEP, Inc (LPPI)	LEEP, Inc (LPPI)
Number of Shares Held	2,500,000	2,500,000
Cost	$21,250	$21,250
Market Value	$12,500	$12,500
Accumulated Unrealized Gain	$(8,750)	$(8,750)
Traded on Pink Sheets (PK) or Bulletin Board (BB)	PK	PK

NOTE 5	ACCOUNT PAYABLE & ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2010 and March 31, 2010

	June 30, 2010	March 31, 2010
	(Unaudited)	(Unaudited)
Account payable	$58,578	$69,918
Accrued tax	4,744	4,744
Accrued interest	4,716	-
Accrued expense	-	10,250
	$68,038	$84,912

NOTE 6	RELATED PARTY TRANSACTIONS

The Company has a note payable to Apple Realty, Inc., a related party through a common shareholder and officer. The note amounts to $119,992 as of June 30, 2010 and $112,498 as of March 31, 2010, due on demand, and is secured by assets of MBDC. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. The company recorded interest of $1,764 and $1,738for the three month periods ended June 30, 2010 and March 31, 2010, respectively.

The Company has a payable to the Company’s chairman. The loan, amounting to $220,452 at June 30, 2010 and $217,145 as of March 31, 2010, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2011. The company recorded interest of $2,8905 and $2,795 for the three month period ended June 30, 2010 and 2009, respectively.

George Morris is the chairman of MBDC. As of June 30, 1020, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

MORRIS BUSINESS DEVELOPMENT COMPANY
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Morris Business Development Company (the Company)	82.9%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.3%
Apple Realty, Inc.	100.0%

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the three month period ended June 30,2010, and year ended  March 31,2010& March 31, 2009 since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2026. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $892,862 as of June 30, 2010.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	June 2010	March 2010	March 2009
Deferred tax asset – net operating loss	$338,000	$332,000	$139,402
Less valuation allowance	(338,000)	(332,000)	(139,402)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	June 2010	March 2010	March 2009

Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-	-	-

 Income tax expense consisted of the following:

	June 2010	March 2010	March 2009
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	800	800
Deferred tax credit:
Federal	$5,000	163,000	12,502
State	1,000	29,000	2,206
Total deferred	$6,000	192,000	14,708
Less: valuation allowance	(6,000)	(192,000)	(14,708)
Net deferred tax credit	-	-	-

Tax expense	$800	800	800

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We shall operate as an externally managed investment company.  Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company which will be formed and wholly-owned by our Chairman, George Morris.  We have not elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

Three Months ended June 30, 2010 compared to the Three Months ended June 30, 2009 and June 30, 2008

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company.  Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009 and 2008 are as follows:

	3 Months Ended June 30, 2010	3 Months Ended June 30, 2009	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2008
Revenue	$-	$-	(100%)	$7,970
Cost of revenue	-	-	(100%)	5,307
Total operating expenses	3,842	9,624	(60.01%)	19,111

Income (loss) from operations	$(3,842)	$(9,624)	(60.01%)	$(16,448)

Our revenues for the three months ended June 30, 2010remained at $0 compared to the three months ended June 30, 2009 and $7,970 for the three months ended June 30, 2008.  This 100 percent decrease in revenues was a result of the lack of revenue from our start–up business business development consulting services.

Our revenues for the current quarter remained at zero 100% compared to a year earlier and our total operating expenses decreased by 60.1 60.1% to $3,842 for the three months ended June 30, 2010 compared to $9,624 for the three months ended June 30, 2009 and $19,111 for the three months ended June 30, 2008.

As a result of the above, our loss from operations for the three months ended June 30, 2010 was $3,842, compared to a loss of $9,624 for the three months ended June 30, 2009, and a loss  of $16,448 for the three months ended June 30, 2008.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30,2010, as compared to the three months ended June 30, 2009 and 2008 are as follows:

	3 Months Ended June 30, 2010	3 Months Ended June 30, 2009	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2008
Other income	$-	$-	-	$-
Interest expense	(4,716)	(4,478)	5.3%	(5,169)
Beneficial conversion expense	-	-	-	(415,000)

Net income (loss)	$(8,558)	$(14,902)	(42.57)%	$(437,417)

On June 20, 2008, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of June 30, 2008.  Since George Morris did not convert his debt as of June 30, 2010, at the Board at a meeting of August 19, 2010, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through a equity or debt raise for operations.  The current principal balance of George Morris and his affiliate Apple Realty would convert into 11,348,133 shares at $0.03 per share. George Morris agreed to convert all or a majority of debt based on his tax accoutant advice.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2010, we had a negative cash flow from operating activities of $15,701 and $16,541 cash flow from financing activities.  We anticipate these numbers will continue.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2010, compared to June 30, 2009 and March 31, 2010, are as follows:

	June 30,	June 30,	March 31,
	2010	2009	2010
Cash	$848-	$--	$-
Accounts receivable	-	-	-
	13
Total assets	13,348	13,400	12,500
Total liabilities	424,694	381,630	415,287

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months.  Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2010, we generated positive cash flow of $0.  This was a result of net cash used by operating activities of $(15,701), offset by net cash provided in financing activities of $16,550.  We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2010, about market risk that has any impact on our present business.  Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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
Dated: August 14, 2010
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris
Dated: August 14, 2010
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.