Form 10-Q
period 2010-09-30
Morris Business Development Co
filed 2010-11-22
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 15, 2009, there were 23,666,667 shares of common stock, par value $0.001, issued and outstanding.

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet
as at September 30, 2010 and March 31, 2010

	September 30,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$871	$-
Marketable Security	12,500	12,500
Accounts Receivable	6,290	-

TOTAL ASSETS	$19,661	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$52,373	$84,912
Notes Payable - Related Parties	47,888	119,992
Due to Officer	12,621	210,383

Total Liabilities	112,882	415,287

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized,
none issued andoutstanding	-	-
Common Stock, $0.001 par value; 40,000,000 shares authorized,
23,666,667 shares issued and outstanding as at September 30, 2010,
13,000,000 shares issued and outstanding as at March 31, 2010	23,667	13,000
Additional Paid-in Capital	786,599	477,266
Accumulated Deficit	(894,737)	(884,303)
Accumulated other comprehensive income (loss)	(8,750)	(8,750)

Total Stockholders' Equity (Deficit)	(93,221)	(402,787)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,661	$12,500

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
For the Three and Six Months Periods Ended September 30, 2010, 2009 and 2008
(Unaudited)

	For the Three Month Period Ended			For the Six Month Period Ended
	September 30,			September 30,
	2010	2009	2008	2010	2009	2008

Net Revenue	$6,290	$6,543	$35,759	$6,290	$3,000	$14,513
Cost of Revenue	-	1,629	20,831	-	600	6,936

Gross Profit	6,290	4,914	14,928	6,290	2,400	7,577

Operating Expenses:
Professional Fees	3,020	216	5,313	5,681	14,280	13,241
Consulting	3,950	1,800	-	4,850	2,462	7,599
Salaries and related expenses	-	-	6,403	-	-	270
Other	1,196	10,147	5,805	6,193	1,600	10,164
Total Operating Expenses	8,166	12,163	17,521	16,724	18,342	31,274

Loss from operations	(1,876)	(7,249)	(2,593)	(10,434)	(15,942)	(23,697)

Non-operating income (expense)
Interest expense		(5,537)	(4,714)	-	(9,010)	(10,706)
Beneficial conversion expense						(415,000)
Total other expense	-	(5,537)	(4,714)	-	(9,010)	(425,706)

Loss before income taxes	(1,876)	(12,786)	(7,307)	(10,434)	(24,952)	(449,403)

Provision for income taxes				-	800	800

Net Loss	(1,876)	(12,786)	(7,307)	(10,434)	(25,752)	(450,203)

Other comprehensive loss
Unrealized gain on marketable securities	-	(8,750)	-	-	15,000	(5,000)

Comprehensive Loss	(1,876)	(21,536)	(7,307)	(10,434)	(10,752)	(455,203)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Basic and diluted weighted average number of
common shares outstanding	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Stockholders' Equity (Deficit)
For the period April 1, 2006 to September 30, 2010
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Beginning balance as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

10,666,667 shares issued to
pay debt Sep. 30, 2010	10,666,667	10,667	309,333			320,000
Net loss for the period				(10,434)		(10,434)

Balances, Sep. 30, 2010	23,666,667	$23,667	$786,599	$(894,737)	$(8,750)	$(93,221)

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the six months ended September 30, 2010, 2009 and 2008
(Unaudited)

	2010	2009	2008

Cash flows from operating activities:
Net loss	$(10,434)	$(25,752)	$(450,204)
Adjustments to reconcile net loss to
net cash used by operating activities:
Related party payable issued for consulting
and office expense			600
Revenue in form of marketable security
Capital contribution via services provided			3,999
Beneficial conversion			415,000
Change in operating assets and liabilities:
Accounts receivable	(6,290)	(2,000)	1,529
Accounts payable	(32,539)	20,692	2,170
Net cash (used by) operating activities	(49,263)	(7,060)	(26,906)

Cash flows from investing activities
Net cash (used by) investing activities	-	-	-

Cash flows from financing activities:
Notes payable		600
Loans from Officers	46,543	6,515
Receivables from related party	3,591
Due to affilates			26,361
Net cash provided by financing
activities	50,134	7,115	26,361

Net increase (decrease) in cash	871	55	(545)

Cash, beginning of the period	-	-	765

Cash, end of the period	$871	$55	$220

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO UN-AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

NOTE 1	ORGANIZATION

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

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information  and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K.  The results of the SIX month period ended Sepember 30, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued   ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price  that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities;  quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of April 30, 2010, reflect

-	Cash: Level One measurement based on bank reporting.
-	Loans from Officers and related parties: Level 2 based on promissory notes.

Income taxes

The Company utilizes FASB ACS 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Stock Split

Effective May 30, 2008, a ten-for-one stock split was effected. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the six months ended September 30 and 2009 were insignificant.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  Basic net loss per share is based upon the weighted average number of common shares outstanding.  Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised.  Dilution is computed by applying the treasury stock method.  Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has no potentially dilutive securities outstanding as of September 30, 2010.

Recent Accounting Pronouncements

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of ASC 855-10 as required.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). ASC 105-10 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009. The adoption of ASC 105-10 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, amending SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.” This Standard codified in ASC 105 is being modified to include the authoritative and non-authoritative levels of GAAP. This amendment is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ASU No. 2010-01 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events ( ASC Topic 855), Amendments to Certain Recognition and Disclosure Requirements.” This Standard update requires a SEC Filer to (1) evaluate subsequent events through the date that the financial statements are issued or available to be issued, (2) defines “SEC Filer” as an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section, (3) not be bound to disclosing the date through which subsequent events have been evaluated, (4) note the definition of public entity is not longer defined nor necessary for Topic 855, (5) note the scope of the reissuance disclosure requirements is refined to include revised financial statements only. These Updates are effective for interim or annual periods ending after June 15, 2010. ASU No. 2010-09 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On September 30, 2010 marketable are recorded at $12,250 based upon the fair value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	12,500	(8,750)	PK

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On September 30, 2010, marketable securities have been recorded at $12,500 based upon the fair value of the marketable securities.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $894,737 at September 30, 2010, and its total liabilities exceeds its total assets by $93,221.

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

During the six months ended September 30, 2010 and 2009, the company did not issue any shares.
As of September 30, 2010 and March 31, 2010 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.   As of September 30, 2010 and March 31, 2010 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 13,000,000 shares were issued and outstanding on both dates.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party through common shareholder and officer. The note to Apple Realty, Inc. of $110,992 as of September 30, 2010 is due on demand, and is secured by assets of Morris Business Development Company.  Interest shall accrue at 6% per annum, due and payable upon demand.  This note is the remaining unpaid consulting fees and office expense provided by the related party. During the six month period ended September 30, 2010, interest of $1,769 was added to the note.  The interest accrual was suspended in the second quarter, due to its uncertainty of realization.

The Company has a payable to the Company’s chairman.  The loan amounting $233,969 and $186,338 at June 30, 2010 and 2009, respectively, carries an interest rate of 6% per annum, is unsecured and due on March 31, 2011. The note has been extended indefinitely. The company recorded interest on the loan of $2,890 for the six months ended September 30, 2010. The interest accrual was suspended in the second quarter , due to its uncertainty of realization.

George Morris is the chairman of MBDE.  As of September 30, 2010, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	90.54%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6	INCOME TAXES

No provision was made for federal income tax, since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $820,000 as of September 30, 2010.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below for the fiscal years ended March 31:

	2010	2009	2008
Deferred tax asset – net operating loss	$379,750	$332,000	$139,402
Less valuation allowance	(379,750)	(332,000)	(139,402)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations for the fiscal years ended March 31:

	2010	2009	2008

Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-	-	-

Income tax expense consisted of the following in the fiscal years ended March 31,

	2010	2009	2008
Tax expense	$800	800	800

NOTE 7	SUBSEQUENT EVENTS

Events subsequent to September 30, 2010 have been evaluated through November 15, 2010, the date these statements were available to be issued, to determine whether they should be disclosed to keep the  financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects..

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

Three Months ended September 30, 2010 compared to the Three Months ended September 30, 2009 and September 30, 2008

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company.  Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended  September 30, 2010, as compared to the three months ended September30,2009 and 2008 are as follows:

	3 Months Ended September 30, 2010	3 Months Ended September 30, 2009	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2008
Revenue	$6,290-	$3,000-	110%	$6,543
Cost of revenue		600-	(100%)	1,629
Total operating expenses	8,166	8,718	(6.3%)	12,163

Income (loss) from operations	$(1,876)	$(6,318)	(70.2%)	$(7,249)

Our revenues for the three months ended September 30, 2010 increased to $6,290 compared to the three months ended September 30, 2009 at $3,000 and $6,543 for the three months ended September 30, 2008.  This 110 percent increase in revenues was a result of clinet work from our start–up business development consulting services.

Our revenues for the current quarter increased 110% compared to a year earlier and our total operating expenses decreased by 6.3% to $8,166 for the three months ended September 30, 2010 compared to $8,718 for the three months ended September 30, 2009 and $12,163 for the three months ended September 30, 2008.

As a result of the above, our loss from operations for the three months ended September 30, 2010 was $1,876, compared to a loss of $6,318 for the three months ended September 30, 2009, and a loss of $7,249 for the three months ended September 30, 2008.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended September 30,2010, as compared to the three months ended September 30, 2009 and 2008 are as follows:

	3 Months Ended September 30, 2010	3 Months Ended September 30, 2009	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2008
Other income	$-	$-	-	$-
Interest expense	-	(4,532)	(100%)	(5,537)
Beneficial conversion expense	-	-	-
Unrealized gain(loss) on marketable securities		15,000		(8,750)
Net income (loss)	$(1,876)	$4,150	(45.2)%	$(21,536)

On June 20, 2008, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of September 30, 2008.  Since George Morris did not convert his debt as of September 30, 2010, at the Board at a meeting of August 19, 2010, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through an equity or debt raise for operations.  The current principal balance of George Morris and his affiliate Apple Realty would convert into 11,348,133 shares at $0.03 per share. George Morris agreed to convert all or a majority of debt based on his tax accountant advice. On September 30, 2010, the Company  issued 10,666,667 common  shares  to our Chairman George Morris and cancelled $320,000  of debt owed to George Morris.

Liquidity and Capital Resources

Introduction

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of September 30, 2010, compared to September 30, 2009 and March 31, 2010, are as follows:

	September 30,	September 30,	March 31,
	2010	2009	2010
Cash	$871-	$55	$-
Accounts receivable	6,290-	2,000-	-

Marketable Security	12,500	27,500	12,500
Total assets	19,661	29,555	12,500
Total liabilities	112,882	395,344	415,287

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months.  Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the six months ended September 30, 2010, we generated positive cash flow of $871.  This was a result of net cash used by operating activities of $(49,263), offset by net cash provided in financing activities of $50,134.  We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of September 30, 2010, about market risk that has any impact on our present business.  Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2010, the Company  issued 10,666,667 common shares  to our Chairman George Morris and cancelled $320,000  of debt owed to George Morris.   See Results of Operations above for details.

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
Dated: November 15, 2010
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris
Dated: November 15, 2010
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.