Form 10-Q/A
period 2010-09-30
Morris Business Development Co
filed 2010-12-13
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)

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

This Amendment No. 1 to the Form 10-Q for the period ended September 30, 2010 (“Form 10-Q”) is being filed by Morris Business Development Company to include Exhibits 31.1, 31.2, 32.1 and 32.2, which were inadvertently excluded from the original Form 10-Q filing.  No changes other than the inclusion of the aforementioned exhibits are being made by means of this filing.

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
Dated: December 13, 2010
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris
Dated: December 13, 2010
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.