Form 10-Q
period 2010-12-31
Morris Business Development Co
filed 2011-02-16
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 14, 2011, there were 23,666,667 shares of common stock, par value $0.001, issued and outstanding.

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet
as at December 31, 2010 and March 31, 2010

	December 31,	March 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,875	$-
Marketable Security	12,500	12,500
Accounts Receivable	-	-

TOTAL ASSETS	$17,375	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$56,023	$84,912
Notes Payable - Related Parties	43,037	119,992
Due to Officer	12,621	210,383

Total Liabilities	111,681	415,287

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized,
none issued andoutstanding	-	-
Common Stock, $0.001 par value; 40,000,000 shares authorized,
23,666,667 shares issued and outstanding as at December 31, 2010,
13,000,000 shares issued and outstanding as at March 31, 2010	23,667	13,000
Additional Paid-in Capital	786,599	477,266
Accumulated Deficit	(895,822)	(884,303)
Accumulated other comprehensive income (loss)	(8,750)	(8,750)

Total Stockholders' Equity (Deficit)	(94,306)	(402,787)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$17,375	$12,500

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
For the Three and Nine Months Periods Ended December 31, 2010, 2009 and 2008
(Unaudited)

	For the Three Month Period Ended			For the Six Month Period Ended
	December 31,			December 31,
	2010	2009	2008	2010		2009

Net Revenue	$3,800	$300	$-	$10,090		$3,300
Cost of Revenue	-	60	-	-		660

Gross Profit	3,800	240	-	10,090		2,640

Operating Expenses:
Professional Fees	1,300	6,762	5,007	6,981		21,042
Consulting	3,495	-	1,500-	8,345		2,462
Salaries and related expenses	-	-		-		-
Other	90	2,360	5,270	1,511		3,960
Total Operating Expenses	4,885	9,122	11,777	16,837		27,464

Loss from operations	(1,085	(8,882	(11,777	(6,747		(24,834

Non-operating income (expense)
Interest expense		3,857	(5,726	(4,772	)-	(12,867
Beneficial conversion expense
Total other expense	-	(3,857	(5,726)	(4,772	)-	(12,867

Loss before income taxes	(1,085	(12,739	(17,503	(11,519		(37,691

Provision for income taxes				-		800

Net Loss	(1,085	(12,739	(17,503	(11,519		(38,491

Other comprehensive loss
Unrealized gain on marketable securities	-	3,750	7,700	-		18,750

Comprehensive Loss	(1,085	(8,989	(10,003	(11,519		(19,741

Basic and diluted net loss per common share:	$(0.00	$(0.00	$(0.00	$(0.00		$(0.00

Basic and diluted weighted average number of
common shares outstanding	23,666,667	13,000,000	13,000,000	16,555,556		13,000,000

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Stockholders' Equity (Deficit)
For the period April 1, 2006 to December 31, 2010
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Beginning balance as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

10,666,667 shares issued to
pay debt Sep. 30, 2010	10,666,667	10,667	309,333			320,000
Net loss for the period				(11,519)		(11,519)

Balances, Dec. 31, 2010	23,666,667	$23,667	$786,599	$(895,882)	$(8,750)	$(94,306)

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the nine months ended December 31, 2010, 2009 and 2008
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	$(11,519	$(38,491
Adjustments to reconcile net loss to
net cash used by operating activities:
Related party payable issued for consulting
and office expense
Provision of bad debts		3,000
Capital contribution via services provided
Beneficial conversion
Change in operating assets and liabilities:
Accounts receivable		(3,300
Accounts payable	(19,157	30,688
Net cash (used by) operating activities	(30,676	(8,103

Cash flows from investing activities
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Notes payable
Loans from Officers	33,725	7,298
Receivables from related party	1,826	900
Due to affilates
Net cash provided by financing activities	35,551	8,198

Net increase (decrease) in cash	4,875	95

Cash, beginning of the period	-	-

Cash, end of the period	$4,875	$95

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO UN-AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1	ORGANIZATION

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting.   The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information  and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10K.  The results of the NINE month period ended December 31,, 2010 are not necessarily indicative of the results to be expected for the full year ending March 31, 2011.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the nine months ended December 31 and 2009 were insignificant.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2010.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On December 31, 2010 marketable are recorded at $12,250 based upon the fair value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	12,500	(8,750)	PK

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On December 31, 2010, marketable securities have been recorded at $12,500 based upon the fair value of the marketable securities.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $895,832 at December 31, 2010, and its total liabilities exceeds its total assets by $94,300.

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

During the nine months ended December 31, 2010 and 2009, the company issued 10,666,667 shares of common stock at $0.03 per share in exchange for the cancellation of $320,000 in debt owed by the Company to our Chairman.. The total shares of common stock issued and outstanding as of December 31, 2010 is 23,666,667.  As of  March 31, 2010 and December 31, 2010 the Company had authorized 40,000,000 shares of common stock of par value $0.001.

As of December 31, 2010 and March 31, 2010 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party through common shareholder and officer. The note to Apple Realty, Inc. of $110,992 and $112,798  as of December 31, 2010 and December 31, 2009  respectively and  is due on demand, and is secured by assets of Morris Business Development Company.    This note is the remaining unpaid consulting fees and office expense provided by the related party.  The interest accrual was suspended in the second quarter, due to its uncertainty of realization.

The Company has a payable to the Company’s chairman.  The loan amounting $233,969  and $210,383 at December 31, , 2010 and 2009, respectively, carries no interest. The note has been extended indefinitely.. The interest accrual was suspended in the second quarter , due to its uncertainty of realization.

George Morris is the chairman of MBDE.  As of December 31, 2010, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	94.81%
Internet Infinity, Inc.	85.10%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6	INCOME TAXES

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

The net operating loss carryforward for federal and state income tax purposes was approximately $900,000 as of December 31, 2010.

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

Events subsequent to December 31, 2010 have been evaluated through February 14, 2011 , the date these statements were available to be issued, to determine whether they should be disclosed to keep the  financial statements from being misleading.  Management found no subsequent events to be disclosed.

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

We do not currently have any subsidiaries or EPC’s, however we do have a division that provides management consulting services for clients..  We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

 Three Months and Nine Months ended December 31, 2010 compared to the Three Months and Nine  Months ended December 31, 2009

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company.  Our DVD and CD division continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended  December 31, 2010, as compared to the three months ended December 31, 2009 are as follows:

	3 Months Ended December 31, 2010	3 Months Ended December 31, 2009	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2008
Revenue	$3,800-	$300-	1100.7%	$-
Cost of revenue	-	60-	(100%)	-
Total operating expenses	4,885	9,122	(46.5%)	11,777

Income (loss) from operations	$(1,085)	$(8,882)	(87.82%)	$(11,777)

Our revenues for the three months ended December 31, 2010 increased to $3,800 compared to the three months ended December 31, 2009 at $300 and $0 for the three months ended December 31, 2008.  This 1100.7 percent increase in revenues was a result of client work from business development consulting services.

Our revenues for the current quarter increased 1100.7% compared to a year earlier and our total operating expenses decreased by 46.5% to $4,885 for the three months ended December 31, 2010 compared to $9,122 for the three months ended December 31, 2009 and $11,777 for the three months ended December 31, 2008.

As a result of the above, our loss from operations for the three months ended December 31, 2010 was $1,085, compared to a loss of $8,882 for the three months ended December 31, 2009, and a loss of $11,777 for the three months ended December 31, , 2008.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended December 31, 2010, as compared to the three months ended December 31, 2009 and 2008 are as follows:

	3 Months Ended December 31, 2010	3 Months Ended December 31, 2009	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2008
Other income	$-	$-	-	$-
Interest expense	-	(3,837)	(100%)	(5,726)
Beneficial conversion expense	-	-	-
Unrealized gain(loss) on marketable securities		3,750	(100%)	7,500
Net income (loss)	$(1,085)	$(8,989)	(87.9)%	$(10,003)

On June 20, 2008, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of December 31, 2008.  Since George Morris did not convert his debt as of December 31, 2010, at the Board at a meeting of August 19, 2010, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through an equity or debt raise for operations.  The current principal balance of George Morris and his affiliate Apple Realty would convert into 11,348,133 shares at $0.03 per share. George Morris agreed to convert all or a majority of debt based on his tax accountant advice. On  March  30, 2010, the Company  issued 10,666,667 common  shares  to our Chairman George Morris and cancelled $320,000  of debt owed to George Morris.

Liquidity and Capital Resources

Introduction

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2010, compared to December 31, 2009 and March 31, 2010, are as follows:

	December 31,	December 31,	March 31,
	2010	2009	2010
Cash	$4,875-	$95--	$-
Accounts receivable	-	300-	-

Marketable Security	12,500	31,250	12,500
Total assets	17,375	31,645	12,500
Total liabilities	111,681	406,423	415,287

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months.  Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the nine months ended December 31, 2010, we generated positive cash flow of $4,875.  This was a result of net cash used by operating activities of $(30,676), offset by net cash provided in financing activities of $35,551.  We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of December 31, 2010, about market risk that has any impact on our present business.  Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 2                      Unregistered Sales of Equity Securities and Use of Proceeds

On December 31, 2010, the Company  issued 10,666,667 common shares  to our Chairman George Morris and cancelled $320,000  of debt owed to George Morris.   See Results of Operations above for details.

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

Dated: February 13, 2011	/s/ George P. Morris
By: George P. Morris
Its: Chief Executive Officer

Dated: February 13, 2011	/s/ George P Morris
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.