Form 10-K
period 2011-03-31
Morris Business Development Co
filed 2011-06-30
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $6,500, based on the closing price of $0.01 of our common stock on March 31,2011.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2011, there were 23,667,000 shares of common stock, par value $0.001, issued and outstanding.

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. the listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

PART 1

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

On March 30, 2007, we changed our name to Morris Business Development Company.

Description of Business

George Morris, Ph.D. is acting as the CEO and as the leader of the Company until  the Company can recruit a new CEO with the experience and motivation to build the mission of the Company.. Dr. Morris and the Board of Directors are  ready to seek revenue and profits for the Company through strategic partnering and acquisitions. The management and development of the real estate multifamily business for seniors, veterans and families with children is of special interest.

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

We have terminated our working arrangement with Howell Capital Holdings, LLC. However, our Company looks forward to helping American companies prepare to access both government and private financial support. In addition, the Company will also continue to purse relationships with alternative finance companies including factors such as Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

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

We do not currently have any subsidiaries but do currently hold 2,500,000 shares of Leep, Inc., as of March 31, 2011 an EPC. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Morris Business Development Company Services

We shall market the services of our BDC through the Internet, telephone, direct mail and trade conferences. The financial and management consulting services industry is highly competitive. However, the BDC delivery of these services to smaller American companies under $100 million in revenue is limited to 100 Business Development Companies operating under the 1940 Investment Act.

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

		Bid Prices
Calendar Year Ended March 31,	Period	High	Low

2007	First Quarter	$1.20	$1.20
	Second Quarter	$1.30	$1.10
	Third Quarter	$1.35	$1.30
	Fourth Quarter	$1.35	$1.35

2008	First Quarter	$1.50	$1.35
	Second Quarter	$2.10	$0.10
	Third Quarter	$0.12	$0.11
	Fourth Quarter	$0.11	$0.05

2009	First Quarter	$0.05	$0.02
	Second Quarter	-	-
	Third Quarter	-	-
	Fourth Quarter

2010	First Quarter	$0.03	$0.00
	Second Quarter	10	.03
	Third Quarter	.03	.00
	Fourth Quarter	.00	.00

2011	First Quarter	$0.1	$0.00
	Second Quarter	03	.00
	Third Quarter	01	.06
	Fourth Quarter	.00	.00

Holders

The number of holders of record of shares of our common stock is approximately thirty-six (36). Approximately 1,072,130 shares of common stock are held in brokerage accounts and represent approximately one hundred eighty-five (185) additional shareholders.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company	For the Years Ended March 31,
	2011	2010	2009	2008	2007	2006

Statement of Operations Data:

Total revenues	$10900	3,5008	14,513	104,978	156,728	274,301

Income (loss) from continuing operations	(16,115)	(28,460)	(42,262)	(12,046)	(38,902)	(13,169)

Net income (loss)	(30,737)	(47,750)	(480,348)	(30,854)	(49,444)	(26,001)

Net income (loss) per common share from continuing operations	(0.00)	(.0.00)	(0.044)	(0.00)	(0.00)	(0.00)

Balance Sheet Data:

Current assets	$13,915	12,500	12,500	7,420	88,144	148,333
Total assets	13,915	12,500	12,500	134,853	88,144	148,333

Current liabilities	28,293	84,912	69,301	25,187	338,478	349,223
Total liabilities	70,330	415,287	367,537	416,042	338,478	349,223
Total stockholders’ equity (deficit)	(56,4152	(402,787)	335,037)	(281,185)	(250,335)	(200,890)

Total dividends per common share	-	-	-	-	-	-

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

We shall operate as an externally managed investment company. Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company which will be formed and wholly-owned by our CEO, George Morris. We have not yet elected to qualify to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

Results of Operations for the Years ended March 31, 2011 and 2010

Introduction

In 2011, our revenues were $10,090, compared to $3,300 in 2010, an increase of approximately 206%. This increase was a result of the new effort for business development clients in a bad economy the start of our management assistance business development business.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the year ended March 31, 2010 as compared to the year ended March 31, 2009 are as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2010	Percentage Change

Revenue	$10,090	$3,300	205.8%
Cost of revenue	-	660	100.0%
Total operating expenses	(26,205)	(31,100)	(15.7)%

Loss from Operations	$(16,115)	$(28,460)	(43.4)%

Revenues for the year ended March 31, 2011 were $10,900, an increase of $7,600 from $3,300, for the same period ended March 31, 2010. All of our revenue was generated by our business development services in the year ending December 31, 2011. The increase in revenue is due to our new business direction.

Cost of revenues for the year ended March 31, 2011 was $0, a decrease of $660 from $660 for the same period ended March 31, 2010. The decrease in cost of revenues was primarily due to the trial no cost of goods revenue model...

Operating expenses were $26,205 and $31,100, respectively, for the year’s ended March 31, 2011 and2010. The operating expenses incurred during each of the years were:

	Year Ended March 31, 2011	Year Ended March 31, 2010	Percentage Change

Operating Expenses:
Professional fees	$15,6568	$23,088	(32.2)%
Salaries and related expenses	0	0	-0-)%

Consulting fees paid to related parties	8,345	1,520	449.0%

Other	2,204	6,492	(66.1)%
Total Operating Expenses	26,205	31,100	(15.7)%

Total operating expenses were $26,205 for the year ended March 31, 2011 versus $31,100 for the year ended March 31, 2010, which is a decrease of $4,895. The majority of the reduction was due to lower legal and accounting fees...

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the years ended March 31, 2010 and 2009 are as follows:

	Year Ended March 31, 2011	Year Ended March 31,2010	Percentage Change

Other income (expenses)	$(2,204)	$(6,492)	(66.1)%
Interest expense	(14,622)	(19,290)	(24.2)%
Total other income (expenses)	(14,622)	(19,200)	(23.7)%

Net income (loss)	$(30,737))	$(47,750)	(35.6)%

The interest expense for each of the years presented is related to notes owed to George Morris, our CEO, Chief Financial Officer and Secretary.

During the twelve months ended March 31, 2011, our total other expenses decreased to $2,204 compared to the twelve months ended March 31, 2010. The net loss for the year ended March 31, 2011 was $30,737, versus a net loss of $47,750 for the year ended March 31, 2010.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2011, we had a negative cash flow from operations of ($30,737). Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2011, as compared to March 31, 2010 were as follows:

	March 31,	March 31,
	2011	2010

Cash	$1,415	$0
Accounts receivable	0
Total current assets	12,500	12,500
Total assets	13,915	12,500
Total current liabilities	28,293	84,912
Total liabilities	70,330	415,287

Cash Requirements

As of March 31, 2011, we had a total shareholder deficit of $56,415. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital. Funds will also be utilized for continued legal and professional fees as a result of legal securities filings and reserve or deposit requirements which are needed for our administrative support business... We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2011 and 2010 were $(165,501) and $(24,045), respectively. We hope to operate at approximately break-even before December 31, 2011 and generate a small positive cash flow from the operations of our BDC consulting activities.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2011 and 2010 were $166,916 and $24,045, respectively.

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements. The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and one eligible portfolio company, there is no quantitative information, as of the end of March 31, 2011, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, those results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Name	Age	Position(s)

George Morris, Ph.D.	71	Chairman of the Board (1998); President (2007); Chief Executive Officer (2007); Chief Financial Officer and Secretary (1998)

James Herbert	71	Director (2006)

Charles Yesson	73	Director (2009)

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

Audit Committee

Our Directors Yesson and Morris serve as our audit committee. There is no audit committee financial expert. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2010 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards*	Total

George Morris, Chairman, CEO	2011	$000	$0	0	$000
	2010	$000	$0	0	$000

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

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

George Morris (3)	Director	18,752967	79.21%

L&M Media, Inc. (3)	>10% Owner	2,672,690	11.3%

James Herbert 2175 Pacific Avenue #2 Costa Mesa, CA 92627	Director	0	0%

Charles Yesson c/o Balboa Bay Club 1221 West Coast Highway Newport Beach, CA 92663	Director	0	0%

All Officers and Directors as a Group (3 persons)		21,425,657	91.0%

(1)	Unless stated otherwise, the address of each beneficial owner is c/o 413 Avenue G, #1, Redondo Beach, CA 90277.

(2)
Unless otherwise indicated, based on 23,666,667 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)
Mr. Morris is the registered holder of 21,425,657 shares of our common stock but is attributed the combined shares of  496,550 held by Hollywood Riviera Studios  and L&M Media, Inc. (2,177,140 shares), because he exercises voting and/or dispositive power over the securities held by Hollywood Riviera Studios and L&M Media, Inc.

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

The basis of his control is set forth below:

•	Mr. Morris directly owns 90.6% of our issued and outstanding common stock;

•	Mr. Morris owns 100% of Hollywood Riviera Studios which owns 3.82% of our issued and outstanding common stock; and

•	Mr. Morris owns 100% of L&M Media, Inc. which owns 16.75% of our issued and outstanding common stock.

We had been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998. Our shares previously owned by Internet Infinity were distributed on September 28, 2001 to the Internet Infinity shareholders of record on September 18, 2001. We now operate independently of Internet Infinity but we share in common the office facilities. Internet Infinity is a party related through a common controlling shareholder. George Morris is our Chief Financial Officer, Vice President, CEO of the Board of Directors and our controlling shareholder. As of March 31, 2010, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

•	Morris Business Development Company	90.6%
•	Internet Infinity, Inc.	85.1%
•	Morris & Associates, Inc.	71.30%
•	Apple Realty, Inc.	100.00%

27

We have a loan payable of $119,992 to Apple Realty, Inc., a party related through a common controlling shareholder. The loan is secured by our assets. Interest accrues at 6% per annum, due and payable upon demand. This loan is the remaining unpaid consulting fees and office expense provided by Apple Realty, Inc. For the year ended March 31, 2011, $1,200 and for March 31,2010, $1,200 of unpaid office expense was added to the loan.

We recorded interest to Apple Realty, Inc. of $1,826 and $0, for the years ended March 31, 2010, and 2009 respectively. The interest payable amounting to $1,826for March 31, 2011 is included in account payable and accrued expense in the accompanying financial statements.

During the year ended March 31, 2011, we incurred no consulting fees to Apple Realty, Inc.

We have a payable of $0 as of March 31, 2011 to Morris & Associates, Inc., a party related through a common controlling shareholder. The amounts were temporary loans in the normal course of business, interest free, unsecured and due on demand.

We have a payable to George Morris and his affiliates,  loan, amounting to $70,000 at March 31, 2011, carries an interest rate of 6% per annum, is unsecured, and due on March 31, 2011. We recorded interest of $1,764 for the year ended March 31, 2011. The total interest payable on officer's loan amounted to $9,720 at March 31, 2011 and is included in due to officer in the accompanying financial statements.

During the year ended March 31, 2006, we issued 300,000 shares of our common stock to George Morris for cash consideration of $45,000, which was the market value on the date the board of directors authorized the issuance.

During the year ended March 31, 2011, we issued 10,666 667 shares of our common stock to George Morris for cash consideration of $320,000, which was the value on the date the board of directors authorized the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2010 and 2009, our principal independent accountant billed us $15,500 and $25,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q.  For the year ended March 31, 2011, the estimated fees are $6,000.

Audit – Related Fees

During the fiscal years ended March 31, 2010 and 2009, our principal independent accountant billed us $0 and $0, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2011, our principal independent accountant billed us $0 in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2011, our principal independent accountant billed $700 for any other fees.

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
Morris Business Development Company

Dated: June 30,, 2011	By	/s/George Morris
George Morris, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 30. 2011
/s/ George Morris
George Morris, President, CEO, CFO and Director

Dated: une 30, 2011
/s/ Charles Yesson
Charles Yesson, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:  The Board of Directors and Stockholders
Morris Business Development Company
Irvine, California

I have audited the accompanying balance sheet of Morris Business Development Company as of March 31, 2011 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company as of March 31, 2011 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

June 29, 2011, 2010

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

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
July 2, 2009

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet
as at March 31,

	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalent	1,415
Marketable Security	$12,500	$12,500

TOTAL ASSETS	$13,915	$12,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$28,293	$84,912
Notes Payable - Related Parties	41,847	119,992
Due to Officer	190	210,383

Total Liabilities	70,330	415,287

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized, none issued andoutstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized,
13,000,000 shares issued and outstanding as at March 31, 2010
23,667,000 shares issued and outstanding as at March, 2011	23,667	13,000
Additional Paid-in Capital	843,708	477,266
Accumulated Deficit	(900,418)	(884,303)
Accumulated other comprehensive income (loss)	(23,372)	(8,750)

Total Stockholders' Equity (Deficit)	(56,415)	(402,787)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,915	$12,500

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
For the years ended March 31, 2011, 2010 and 2009

	2011	2010	2009
Revenue
DVD/CD replication	$10,090	$3,300	$11,763
Consulting	-	-	2,750
Total Revenue	10,090	3,300	14,513

Cost of Revenue	-	660	7,885

Gross Profit	10,090	2,640	6,628

Operating Expenses:
Professional Fees	15,656	23,088	24,862
Consulting	8,345	1,520	9,742
Salaries and related expenses	-		270
Other	2,204	6,492	14,016
Total Operating Expenses	26,205	31,100	48,890

Loss from operations	(16,115)	(28,460)	(42,262)

Non-operating income (expense)
Interest expense	(14,622)	(19,290)	(22,285)
Beneficial conversion expense			(415,000)
Total other expense	(14,622)	(19,290)	(437,285)

Loss before income taxes	(30,737)	(47,750)	(479,547)

Provision for income taxes	-	-	800

Net Loss	(30,737)	(47,750)	(480,347)

Other comprehensive loss
Unrealized gain on marketable securities	-	-	25,000

Comprehensive Loss	$(30,737)	$(47,750)	$(455,347)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.04)

Basic and diluted weighted average number of
common shares outstanding	23,667,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Stockholders' Equity
For the period April 1, 2006 through March 31, 2011

					Accumulated
	Common Stock		Additional	Accum-	Other	Total
	Number of		Paid-In	ulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit
Beginning balance
as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market
security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market
security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

Share issued for debt settlement
Sep. 30, 2010 at $0.03 per sh.	10,667,000	10,667	309,333			320,000
Contribution of assumption of
liabilites by officer Mar.31, 2011			57,109			57,109
Net loss for the year				(16,115)	(14,622)	(30,737)

Balances, March 31, 2011	23,667,000	23,667	843,708	(900,418)	(23,372)	$(56,415)

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the years ended March 31, 2011, 2010 and 2009

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(30,737)	$(47,750)	$(480,348)
Adjustments to reconcile net loss to
net cash used by operating activities:
Related party payable issued for consulting
and office expense	(78,145)	8,094	1,200
Revenue in form of marketable security
Capital contribution via services provided		-	3,999
Beneficial conversion		-	415,000
Change in operating assets and liabilities:
Accounts receivable		-	6,656
Accounts payable	(56,619)	15,611	19,890
Net cash (used by) operating activities	(165,501)	(24,045)	(33,603)

Cash flows from investing activities
Net cash (used by) investing activities	-	-	-

Cash flows from financing activities:
Proceeds (repayment) of Loans from Officers	(210,193)	24,045	38,978
Receivables from related party		-	(6,140)
Issued shares for debt settlement	320,000
Contribution of assumption of liabilites
by officer	57,109
Net cash provided by financing
activities	166,916	24,045	32,838

Net increase (decrease) in cash	1,415	-	(765)

Cash, beginning of the period	-	-	765

Cash, end of the period	$1,415	$-	$-

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO AUDITED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Long-lived assets

The Company periodically analyzes long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with Financial Accounting Standards Board ASC (Accounting Standards Codification) No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair Value is generally determined using a discounted cash flow analysis. As at March 31, 2011, the Company does not believe any adjustment for impairment is required.

Income taxes

ASC (Accounting Standards Codification) No. 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Stock-based compensation

The Company complies with FASB ASC 718 Compensation – Stock Compensation, requiring companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.

Stock Split

Effective May 30, 2008, a ten-for-one stock split was effected. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

Fair value of financial instruments

FASB  ASC 820-10, “Fair Value Measurements and Disclosures" for financial assets and liabilities provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended March 2011 and 2010 were insignificant.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with FASB ASC Topic 260, “Earnings per share”. Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-29 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU has a material impact on its financial position or results of operations at this time.

On December 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis. There were no accounts receivable as of March 31, 2011 and 2010.

Marketable securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive Gain, respectively.  On March 31, 2011 and2010, marketable securities have been recorded at $12,500 and $12,500 respectively, based upon the fair market value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	12,500	(8,750)	PK

Accounts Payable and Accrued Expenses

Accrued expenses consisted of the following at March 31, 2011 and 2010:

	2011	2010
Account payable	$1,789	$60,187
Accrued state tax	0	10,250
Accrued interest	26,062	9,732
Accrued expenses	442	4,743
Total	$28,293	$84,912

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $900,418 at March 31, 2011, and its total liabilities exceeds its total assets by $56,415.

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

The Company had the following capital transactions in the years ended March 31, 2011 and 2009:

On September 30, 2010, 10,667,000 shares of common stock were issued at $0.03 per share in retirement of debt of $320,000.

On March 31, 2010, an officer of the Company contributed  $57,109 upon assumption of $57,109 liabilities of the Company.

As of March 31, 2011 and 2010 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.   As of March 31, 2011 and 2010 the Company had authorized 40,000,000 shares of common stock of par value $0.001,  of which 23,667,000 and 13,000,000 shares were issued and outstanding respectively.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party, through a common shareholder and officer. The note  payable to Apple Realty, Inc. of $41,847 and 119,992 as of March 31, 2011 and 2010, respectively, is due on demand, and is secured by assets of Morris Business Development Company.  Interest accrues at 6% per annum.  The note is the remaining unpaid consulting fees and office expense provided by the related party. During the twelve month period ended March 31, 2011, interest of $4,845 was accrued on the note.

The Company has a payable to the Company’s chairman.  The loan of $190 and $186,338 at March 31, 2011 and 2010, respectively, carries an interest rate of 6% per annum, is unsecured and is due on demand and has no maturity. The company recorded interest on the loan of $9,720 and $9,732, for the years ended March 31, 2011 and 2010 respectively.

George Morris is the chairman of MBDE.  As of March 31, 2011, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	90.59%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6	CONCENTRATION OF CREDIT RISK

For the year ended March 31, 2011, 2010 and 2009, revenue from the top two customers represents 100%, 100% and 73% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers was zero as of March 31, 2010, 2009 and 2008. For total purchases for the twelve month periods ended March 31, 2011, 2010 and 2009 the Company had two top vendors who represent 100%, 100%and 92% of the Company’s total purchases.  Accounts payable balance outstanding for these vendors was  zero, $526 and $4,171 as of March 31, 2011, 2010 and 2009, respectively.

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the years ended March 31, 2011, 2010 and 2009, since the Company had a significant net operating loss. The net operating loss carryforwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carryforward for federal and state income tax purposes was approximately $905,673 as of March 31, 2011.

The Company has recorded a 100% valuation allowance for the deferred tax asset due to the uncertainty of its realization.

The components of the net deferred tax asset are summarized below:

	2011	2010	2009
Deferred tax asset – net operating loss	$362,.936	$350, 641	$332,000
Less valuation allowance	(362,936)	(350 ,641)	(332,000)

Net deferred tax asset	$-	$-	$-

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	March 31, 2011	March 31, 2010	March 31, 2009

Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-	-	-

Income tax expense consisted of the following:

	2011	2010	2009
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	800	800
Deferred tax credit:
Federal	$10,451	16,235	163,318
State	1,844	2,863	28,821
Total deferred	$12,295	19,100	192,139
Less: valuation allowance	(12,295)	(19,100)	(192,139)
Net deferred tax credit	-	-	-

Tax expense	$800	800	800

NOTE 8	SUBSEQUENT EVENTS

Events subsequent to June 23, 2011 have been evaluated through June 29, 2011, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.  Management found no subsequent events to be disclosed.