Form 10-Q
period 2011-06-30
Morris Business Development Co
filed 2011-08-17
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes[ ] No [X]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes o Noo

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2010, there were 23,667,000 shares of common stock, par value $0.001, issued and outstanding.

1

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

ITEM 1 Financial Statements

MORRIS BUSINESS DEVELOPMENT COMPANY
(Formerly known as Electronic Media Central Corporation)
Financial Statements and Notes here
(Unaudited)

MORRIS BUSINESS DEVELOPMENT COMPANY

Balance Sheet

as at June 30, 2011 and March 31, 2011

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$154	$1,415
Marketable Security	12,500	12,500

TOTAL ASSETS	$12,654	$13,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$31,322	$28,293
Notes Payable - Related Parties	41,847	41,847
Due to Officer	1,390	190

Total Liabilities	74,559	70,330

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized, none issued andoutstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized,
13,000,000 shares issued and outstanding as at March 31, 2010 and 2009	23,667	23,667
Additional Paid-in Capital	843,708	843,708
Accumulated Deficit	(905,908)	(900,418)
Accumulated other comprehensive income (loss)	(23,372)	(23,372)

Total Stockholders' Equity (Deficit)	(61,905)	(56,415)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,654	$13,915

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
for the three months ended June 30, 2011, 2010 and 2009
(Unaudited)

	2011	2010	2009
Revenue
DVD/CD replication
Consulting	—	—	—
Total Revenue	—	—	—

Cost of Revenue	—	—	—

Gross Profit	—	—	—

Operating Expenses:
Professional Fees	3,350	2,661	—
Consulting	500	900	900
Salaries and related expenses	—	—	8,424
Other	1,012	281	300
Total Operating Expenses	4,862	3,842	9,624

Loss from operations	(4,862)	(3,842)	(9,624)

Non-operating income (expense)
Interest expense	628	4,716	(4,478)
Beneficial conversion expense
Total other expense	(628)	(4,716)	(4,478)

Loss before income taxes	(5,490)	(8,558)	(14,102)

Provision for income taxes			800

Net Loss	(5,490)	(8,558)	(14,902)

Other comprehensive loss
Unrealized gain on marketable securities	—	—	—

Comprehensive Loss	(5,490)	(8,558)	(14,902)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of
common shares outstanding	23,667,000	23,667,000	23,667,000

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Stockholders' Equity (Deficit)

For the period April 1, 2006 to June 30, 2010

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accum	Compre	Total
	Number of		Paid-In	ulated	hensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit
Beginning balance
as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market
security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market
security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

Share issued for debt settlement
Sep. 30, 2010 at $0.03 per sh	10,667,000	$10,667	$309,333			$320,000
Contribution of assumption of
liabilites by officer Mar.31, 2011		$57,109			$57,109
Net loss for the year				(16,115)	(14,622)	(30,737)

Balances, March 31, 2011	23,667,000	$23,667	$843,708	$(900,418)	$(23,372)	$(56,415)
Net loss for the three months			(5,490)		(5,490)

Balance, June 30, 2011	23,667,000	$23,667	$843,708	$(905,908)	$(23,372)	$(61,905)

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the three months ended June 30, 2011, 2010 and 2009
(Unaudited)

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(5,490)	$(8,558)	$(14,902)
Adjustments to reconcile net loss to
net cash used by operating activities:	—	—	—
Change in operating assets and liabilities:
Accounts payable	3,029	(17,770)	15,502
Net cash (used by) operating activities	(2,461)	(26,328)	600

Cash flows from financing activities:
Notes payable			300
Loans from Officers		23,586
Receivables from related party		3,591	(900)
Due to affilates	1,200
Net cash provided by financing
activities	1,200	177	(600)

Net increase (decrease) in cash	(1,261)	849	—

Cash, beginning of the period	1,415	—	—

Cash, end of the period	$154	$849	$—

Supplemental cash flow disclosure:
Interest paid during the year	$—	$—	$—
Taxes paid during the year	$—	$—	$—

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30. 2011

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

On April 7, 2010 the Company entered into a Material Definitive Agreement with Video Army, LLC, a California limited partnership to operate a (‘NEWCO”) business named “Internet Video / Morris BDC, LLC”, a California Limited Partnership and/or other registered DBAs. The business will provide financial and internet related services primarily for both private and thinly traded public stock American based companies.

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

Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2011 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2011, reflect

-	Cash: Level One measurement based on bank reporting.
-	Loans from Officers and related parties: Level 2 based on promissory notes.

Income taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax credit through net operating loss carryforward. However, a valuation allowance of 100% has been established. Net operating losses of approximately $969,000 begin to expire in 2013 and the balance available through the year 2025, unless first utilized.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Stock Split

Effective May 30, 2008, a ten-for-one stock split was effected. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three months ended June 30, 2011 were insignificant.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2011.

Recent Accounting Pronouncements

On December 1, 2010 the Company adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable entities. The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a n impact on its results of operations or financial position.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On June 30, 2011 and 2010, marketable securities have been recorded at $12,500 based upon the fair value of the marketable securities.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $905,908 at June 30, 2011, and its total liabilities exceeds its total assets by $61,905.

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

There was no stock issued in the three months ended June 30, 2011.

As of June 30, 2011 and 2010 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of June 30, 2011 and 2010 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 23,667,000 shares were issued and outstanding on both dates.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party through common shareholder and officer. The note to Apple Realty, Inc. of $41,847 as of June 30, 2011 and 2010, respectively, is due on demand, and is secured by assets of Morris Business Development Company.  Interest shall accrue at 6% per annum, due and payable upon demand.  This note is the remaining unpaid consulting fees and office expense provided by the related party. During the three month period ended June 30, 2011, interest of $628 was added to the note.

George Morris is the chairman of MBDE.  As of June 30, 2011, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.87%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the three months ended June 30, 2011, since the Company had a significant net operating loss. The net operating loss carry-forwards begin to expire in 2013 and the balance may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes was approximately $969,000 as of June 30, 2011.

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that it will not be realized.

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

We shall operate as an internally managed investment company until such time as we are ready to select either an independent or affiliated external management company. Our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company which may be and probably will be formed and wholly-owned by our Chairman, George Morris. We have not elected to but plan to attempt to qualify without a guarantee of success or timing, to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

Our common stock trades on the over the counter bulletin board under the symbol “MBDE.”

Our financial statements have been prepared assuming we will continue as a going concern by our Board of Directors. Because we have historically incurred operating losses, and expect those losses to continue in the future, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

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

An eligible portfolio company (“EPC”) is, generally, a U.S. company that is not an investment company and that (1) does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list; or (2) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (3) meets such other criteria as may be established by the Securities and Exchange Commission. Control under the 1940 Act is generally presumed to exist where a BDC owns 25% of the outstanding voting securities of the company.

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

We do not currently have any subsidiaries or EPC’s, however we do hold shares of “LPPI” granted to us for consulting services. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months ended June 30, 2011 compared to the Three Months ended June 30, 2010 and June 30, 2009

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our consulting services continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 and 2009 are as follows:

	3 Months Ended June 30, 2011	3 Months Ended June 30, 2010	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2009
Revenue	$-	$-	( -)	$	---4,862
Cost of revenue	-	-	( )		-
Total operating expenses	4,862	3,842	26.5%		9,624

Income (loss) from operations	$(4,862)	$(3,842)	26.5%		$(9,624)

Our revenues for the three months ended June 30, 2011remained at $0 compared to the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009. This no change in revenues was a result of the lack of revenue from our unintentional low activity of our business development consulting services.

Our revenues for the current quarter remained at zero the same as a year earlier and our total operating expenses increased by 26.5% to $4,862 for the three months ended June 30, 2011 compared to $9,624 for the three months ended June 30, 2010 and $9,624 for the three months ended June 30, 2009.

As a result of the above, our loss from operations for the three months ended June 30, 2011 was $4,862, compared to a loss of $3,842 for the three months ended June 30, 2010, and a loss of $9,624 for the three months ended June 30, 2009.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30,2011, as compared to the three months ended June 30, 2010 and 2009 are as follows:

	3 Months Ended June 30, 2011	3 Months Ended June 30, 2010	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2009
Other income	$-	$-	-	$-
Interest expense	(628)	(4,716)	(86.7)%	(4,478)
Beneficial conversion expense	-	-	-	()

Net income (loss)	$(5,490)	$(8,558)	(35.8)%	$(14,902)

On June 20, 2009, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of June 30, 2009. Since George Morris did not convert his debt as of June 30, 2011, at the Board at a meeting of August 19, 2011, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through a equity or debt raise for operations. The current principal balance of George Morris and his affiliate Apple Realty would convert into 11,348,133 shares at $0.03 per share. George Morris agreed to convert all or a majority of debt based on his tax accountant advice.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2011, we had a negative cash flow from operating activities of $2,461 and $1,200 cash flow from financing activities. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2011, compared to June 30, 2010 and March 31, 2011, are as follows:

	June 30,	June 30,	March 31,
	2011	2010	2011
Cash	$154-	$848--	$1,415-
Accounts receivable	-	-	-
Marketable Securities	12,500		12,500
Total assets	12,654	13,348	13,913
Total liabilities	74,559	424,694	70,330

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2011, we generated negative cash flow of $1,261. This was a result of net cash used by operating activities of $(2,461), offset by net cash provided in financing activities of $1,200. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2011, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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
Dated: August 17, 2011
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris
Dated: August 17, 2011
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.