Form 10-Q/A
period 2011-06-30
Morris Business Development Co
filed 2011-09-02
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

1

Morris Business Development Company

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to Registrants’s quarterly report on Form 10–Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 17, 2011 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Pursuant to rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation
3.2 (4)	Articles of Amendment to Articles of Incorporation
3.3 (1)	Bylaws
10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media
14.1 (3)	Code of Ethics
31.1(5)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2(5)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1(5)	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(5)	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(6)	XBRL Instance Document
101.SCH(6)	XBRL Taxonomy Extension Schema
101.CAL(6)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(6)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(6)	XBRL Taxonomy Extension Label Linkbase
101.PRE(6)	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to our Form 10-SB, Commission file number 000-32345, filed with the Commission on February 13, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.
(5)	Previously filed in the Company's Quarterly Report on Form 10-Q, filed on August 17, 2011.
(6)	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ George P. Morris
Dated: September 2, 2011
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris
Dated: September 2, 2011
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

4

EXHIBIT INDEX

3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation
3.2 (4)	Articles of Amendment to Articles of Incorporation
3.3 (1)	Bylaws
10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media
14.1 (3)	Code of Ethics
31.1(5)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2(5)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1(5)	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(5)	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(6)	XBRL Instance Document
101.SCH(6)	XBRL Taxonomy Extension Schema
101.CAL(6)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(6)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(6)	XBRL Taxonomy Extension Label Linkbase
101.PRE(6)	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to our Form 10-SB, Commission file number 000-32345, filed with the Commission on February 13, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.
(5)	Previously filed in the Company's Quarterly Report on Form 10-Q, filed on August 17, 2011.
(6)	Filed herewith.

5