Form 10-Q
period 2011-09-30
Morris Business Development Co
filed 2011-11-14
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2011, there were 23,667,000 shares of common stock, par value $0.001, issued and outstanding.

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet

as at September 30, 2011 and March 31, 2011

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$627	$1,415
Marketable Security	12,500	12,500

TOTAL ASSETS	$13,127	$13,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$34,818	$28,293
Notes Payable - Related Parties	41,847	41,847
Due to Officer	1,190	190

Total Liabilities	77,855	70,330

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $0.001 par value; 40,000,000 shares authorized, 23,666,667 shares issued and outstanding as at September 30, 2010, 23,666,667 shares issued and outstanding as at March 31, 2010	23,667	23,667
Additional Paid-in Capital	843,708	843,708
Accumulated Deficit	(908,731)	(900,418)
Accumulated other comprehensive income (loss)	(23,372)	(23,372)

Total Stockholders' Equity (Deficit)	(64,728)	(56,415)

TOTAL LIABILITIES AND STOCKHOLDERS* EQUITY (DEFICIT)	$13,127	$13,915

The accompanying notes are an integral part of these financial statements.

 MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Operations

for the six months ended September 30, 2011, 2010

(Unaudited)

	For the three months ended September 30,			For the six months ended September 30,
	2011	2010	2009	2011	2010	2009
Revenue
Net Revenue	$—	$6,290	$3,000	$—	$6,290	$3,000
Cost of Revenue	—	—	600	—	—	600

Gross Profit	—	6,290	2,400	—	6,290	2,400

Operating Expenses:
Professional Fees	3,169	3,020	5,856	6,519	5,681	14,280
Consulting	200	3,950	1,562	700	4,850	2,462
Other	82	1,196	1,300	1,094	6,193	1,600
Total	3,451	8,166	8,718	8,313	16,724	18,342

Loss from operations	(3,451)	(1,876)	(6,318)	(8,313)	(10,434)	(15,942)

Non-operating income (expense)
Interest expense	—	—	(4,532)	—	—	(9,010)
Total other expense	—	—	(4,532)	—	—	(9,010)

Loss before income taxes	(3,451)	(1,876)	(10,850)	(8,313)	(10,434)	(24,952)

Provision for income taxes			—			800

Net Loss	(3,451)	(1,876)	(10,850)	(8,313)	(10,434)	(25,752)

Other comprehensive loss
Unrealized gain on marketable securities	—	—	15,000	—	—	15,000

Comprehensive Loss	(3,451)	(1,876)	4,150	(8,313)	(10,434)	(10,752)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average no. of common shares outstanding	23,666,667	23,666,667	23,666,667	23,666,667	23,666,667	23,666,667

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Stockholders' Equity (Deficit)

For the period April 1, 2006 to September 30, 2010 (Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Number of		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit
Beginning balance as of April 1,2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

Share issued for debt settlement Sep. 30, 2010 at $0.03 per sh.	10,667,000	$10,667	$309,333			$320,000
Contribution of assumption of liabilites by officer Mar.31, 2011			$57,109			$57,109
Net loss for the year				(16,115)	(14,622)	(30,737)

Balances, March 31, 2011	23,667,000	$23,667	$843,708	$(900,418)	$(23,372)	$(56,415)
Net loss for the six months				(8,313)		(8,313)

Balance, September 30, 2011	23,667,000	$23,667	$843,708	$(908,731)	$(23,372)	$(64,728)

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Cash Flows

for the six months ended September 30, 2011 and 2010

(Unaudited)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(8,313)	$(10,434)	$(25,752)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Accounts receivable		(6,290)	(2,000)
Accounts payable	2,400	(32,539)	20,692
Net cash (used by) operating activities	(5,913)	(49,263)	(7,060)

Cash flows from financing activities:
Notes payable			600
Loans from Officers	5,125	46,543	6,515
Receivables from related party	—	3,591
Due to affilates	—	—
Net cash provided by financing activities	5,125	50,134	7,115

Net increase (decrease) in cash	(788)	871	55

Cash, beginning of the period	1,415	—	—

Cash, end of the period	$627	$871	$55

Supplemental cash flow disclosure:
Interest paid during the year	$—	$—	$—
Taxes paid during the year	$—	$—	$—

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO AUDITED FINANCIAL STATEMENTS

SEPTMEBER 30, 2011

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

On April 7, 2010 the Company entered into a Material Definitive Agreement with Video Army, LLC, and a California limited partnership to operate a (‘NEWCO”) business named “Internet Video / Morris BDC, LLC”, a California Limited Partnership and/or other registered DBAs. The business will provide financial and internet related services primarily for both private and thinly traded public stock American based companies.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities Exchange commission (the “SEC”) as applicable to smaller reporting companies, and generally accepted accounting principles for interim accounting reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Annual Report on Form 10. The results of the three month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

The carrying amounts of the Company’s financial instruments as of September 30, 2011, reflect

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

Stock Split

Effective May 30, 2008, a ten-for-one stock split was affected. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended September 30, 2011 were insignificant.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2011.

Recent Accounting Pronouncements

In May, 2009, the FASB issued ASC 855, Subsequent Events, which established general standards of accounting and disclosure for events that occur after the balance sheet date, but before financial statements are issued or available to be issued. In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification ( “ASC”) and the Hierarchy of Generally Accepted Accounting Principles”. This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles. “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. It will not have an impact on the Company’s financial position, results of operations or cash flows.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On September 30, 2011 and 2010, marketable securities have been recorded at $12,250 based upon the fair value of the marketable securities.

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

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $908,731 at September 30, 2011, and its total liabilities exceeds its total assets by $64,728.

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

As of September 30, 2011 and 2010 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.

During As of September 30, 2010 and 2009 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 23,667,000 shares were issued and outstanding on both dates.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party through common shareholder and officer. The note to Apple Realty, Inc. of $41,847 as of June 30, 2011 and 2010, respectively, is due on demand, and is secured by assets of Morris Business Development Company. Interest shall accrue at 6% per annum, due and payable upon demand. This note is the remaining unpaid consulting fees and office expense provided by the related party. During the three month period ended September 30, 2011, interest of $1,255 was added to the note.

George Morris is the chairman of MBDE. As of September 30, 2011, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.87%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the years ended March 31, 2011, 2010 and 2009, since the Company had a significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes was approximately $920,000 as of September 30, 2011.

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

Our principal objective is consulting income and long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

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

Three Months ended September 30, 2011 compared to the Three Months ended September 30, 2010 and September 30, 2009

Results of Operations

Introduction

During the three months ended September 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our consulting services continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 and 2009 are as follows:

	3 Months Ended September 30, 2011	3 Months Ended September 30, 2010	Percentage Change Increase (Decrease)	3 Months Ended Sepember 30, 2010
Revenue	$—	$6,290	(100)%	$6.290
Cost of revenue	—	—	( )	—
Total operating expenses	3,451	8,166	(57.7)%	4,715

Income (loss) from operations	$(3,451)	$(1,876)	(45.6)%	$(1,575)

Our revenues for the three months ended September 30, 2011declinedto $0 compared to the three months ended September 30, 2010 of $6,290and from $3,000 for the three months ended September 30, 2009. This reduction in revenues was a result of the lack of results from the unintentional low activity of our business development consulting services.

Our revenues for the current quarter remained at zero with a reduction from a year earlier and our total operating expenses decreased by 57.7% to $3,451 for the three months ended September 30, 2011 compared to $8,166 for the three months ended September 30, 2010 and $8,718 for the three months ended September 30, 2009.

As a result of the above, our loss from operations for the three months ended September 30, 2011 was $3,451, compared to a loss of $1,876 for the three months ended September 30, 2010, and a loss of $6,318 for the three months ended September 30, 2009.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended September 30,2011, as compared to the three months ended September 30, 2010 and 2009 are as follows:

	3 Months Ended September 30, 2011	3 Months Ended September 30, 2010	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2009
Other income	$—	$—	—	$—
Interest expense	—	—	(0)%	(4,532)
Beneficial conversion expense	—	—	—	( )

Net income (loss)	$(3,451)	$(1,876)	(45.7)%	$(10,850)

On September 20, 2009, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of September 30, 2009. Since George Morris did not convert his debt as of September 30, 2011, at the Board at a meeting of August 19, 2011, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through a equity or debt raise for operations. The current principal balance of George Morris and his affiliate Apple Realty would convert into 11,348,133 shares at $0.03 per share. George Morris agreed to convert all or a majority of debt based on his tax accountant advice.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2011, we had a negative cash flow from operating activities of $5,913 and $5,125 cash flow from financing activities. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of September 30, 2011, compared to September 30, 2010 and March 31, 2011, are as follows:

	September 30,	September 30,	March 31,
	2011	2010	2011
Cash	$627	$871	$1,415
Accounts receivable	—	—	—
Marketable Securities	12,500		12,500
Total assets	12,627	13,371	13,913
Total liabilities	77,855	74,442	70,330

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the six months ended September 30, 2011, we generated negative cash flow of $788. This was a result of net cash used by operating activities of $(5,913), offset by net cash provided in financing activities of $5,125. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of September 30, 2011, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation
3.2 (4)	Articles of Amendment to Articles of Incorporation
3.3 (1)	Bylaws
10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media
14.1 (3)	Code of Ethics
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to our Form 10-SB, Commission file number 000-32345, filed with the Commission on February 13, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2011	/s/ George P. Morris
By: George P. Morris
Its: Chief Executive Officer

Dated: November 14, 2011	/s/ George P Morris
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

