Form 10-Q
period 2011-12-31
Morris Business Development Co
filed 2012-02-13
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 814-00724

MORRIS BUSINESS DEVELOPMENT COMPANY

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0795854 (I.R.S. Employer Identification No.)
220 Nice Lane #108
Newport Beach, CA (Address of principal executive offices)	92663 (Zip Code)

Registrant’s telephone number, including area code (310) 493-2244

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

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

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet
as at December 31, 2011 (unaudited) and March 31, 2011

	December 31,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$618	$1,415
Marketable Security	12,500	12,500

Total Current Assets	13,118	13,915

TOTAL ASSETS	$13,118	$13,915

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$38,499	$28,293
Notes Payable - Related Parties	43,730	41,847
Due to Officer	1,190	190

Total Current Liabilities	83,419	70,330

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized,
none issued and outstanding	—	—
Common Stock, $0.001 par value; 40,000,000 shares authorized,
23,666,667 shares issued and outstanding as at December 31, 2011, and at March 31, 2011	23,667	23,667
Additional Paid-in Capital	843,708	843,708
Accumulated Deficit	(914,304)	(900,418)
Accumulated other comprehensive income (loss)	(23,372)	(23,372)

Total Stockholders' Equity (Deficit)	(70,301)	(56,415)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,118	$13,915

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
For the Three and Nine Month Periods Ended December 31, 2011, 2010 and 2009
(Unaudited)

	For the Three Month Period Ended			For the Nine Month Period Ended
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009

Net Revenue	$—	$3,800	$300	$—	$10,090	$3,300
Cost of Revenue	—	—	60	—	—	660

Gross Profit	—	3,800	240	—	10,090	2,640

Operating Expenses:
Professional Fees	1,268	1,300	6,762	7,987	6,981	21,042
Consulting	1,950	3,495	—	2,650	8,345	2,462
Salaries and related expenses	—	—	—	—	—	—
Other	472	90	2,360	1,366	1,511	3,960
Total Operating Expenses	3,690	4,885	9,122	12,003	16,837	27,464

Loss from operations	(3,690)	(1,085)	(8,882)	(12,003)	(6,747)	(24,824)

Non-operating income (expense)
Interest expense	(627)	—	(3,857)	(1,883)	(4,772)	(12,867)
Total other expense	(627)	—	(3,857)	(1,883)	(4,772)	(12,867)

Loss before income taxes	(4,317)	(1,085)	(12,739)	(13,886)	(11,519)	(37,691)

Provision for income taxes	—	—	—	—	—	800

Net Loss	(4,317)	(1,085)	(12,739)	(13,886)	(11,519)	(38,491)

Other comprehensive loss
Unrealized gain on marketable securities	—	—	3,750	—	—	18,750

Comprehensive Gain (Loss)	(4,317)	(1,085)	(8,989)	(13,886)	(11,519)	(19,741)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding:	23,666,667	23,666,667	13,000,000	23,666,667	16,555,556	13,000,000

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the nine months ended December 31, 2011, 2010 and 2009
(Unaudited)

	2011	2010	2009

Cash flows from operating activities:
Net loss	$(13,886)	$(11,519)	$(38,419)
Adjustments to reconcile net loss to
net cash used by operating activities:
Related party payable issued for consulting and office expense
Provision of bad debts		—	3,000
Revenue in form of marketable security
Capital contribution via services provided
Beneficial conversion
Change in operating assets and liabilities:
Accounts receivable		—	(3,300)
Accounts payable	10,206	(19,157)	30,688
Net cash (used by) operating activities	(3,680)	(30,676)	(8,103)

Cash flows from investing activities
Net cash (used by) investing activities		—	—

Cash flows from financing activities:
Notes payable
Loans from Officers	2,883	33,725	7,298
Receivables from related party		1,826	900
Due to affilates
Net cash provided by financing activities	2,883	35,551	8,198

Net increase (decrease) in cash	(797)	4,875	95

Cash, beginning of the period	1,415	—	—

Cash, end of the period	$618	$4,875	$95

Supplemental cash flow disclosure:
Interest paid during the year	$—	$—	$—
Taxes paid during the year	$—	$—	$—

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

December 31, 2011

NOTE 1          BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

These interim financial statements as of and for the nine months ended December 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2011 report on form 10 K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended December 31, 2011 are not necessarily indicative of results for the entire year ending March 31, 2012.

Organization

On April 1, 1998, Morris Business Development Company (the Company or MBDC) was incorporated in California as Electronic Media Central Corporation (EMC) (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for the development and growth of both American public and private stock companies. The Company year end is March 31.

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

In June, 2009 the Company entered into an agreement with Larry Williams, a new member of the Board of Directors, operating as “More American Jobs” to help American companies prepare to access both government and private financial support. In addition, the Company will also commence a new participation relationship this month with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

NOTE 2          SUMMARY OF SIGNIFICANT ACCOUNTING

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of December 31, 2011, reflect

-	Cash: Level One measurement based on bank reporting.
-	Loans from Officers and related parties: Level 2 based on observable inputs.

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

The Company generated a deferred tax credit through net operating loss carry-forward. However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ASC accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

Stock Split

Effective May 30, 2008, a ten-for-one stock split was affected. All per share amounts and share numbers presented herein have been retroactively restated for this adjustment.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2011 were insignificant.

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

The Company has no potentially dilutive securities outstanding as of December 31, 2011.

Recent Accounting Pronouncements

On December 1, 2010 the FASB issued ASU 2010-15 on the consolidation of variable entities. The new guidance requires revised valuations of whether entities represent variable interest entities, ongoing assessments of control over such entities and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On December 31, 2011 and 2010, marketable securities have been recorded at $12,250 based upon the fair value of the marketable securities.

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

NOTE 3          UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has accumulated deficit of $914,304 at December 31, 2011, and its total liabilities exceeds its total assets by $70,301.

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

NOTE 4          CAPITAL

As of December, 2011 and 2010 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.

During As of December 31, 2011 and 2010 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 23,666,667 shares were issued and outstanding on both dates.

NOTE 5          RELATED PARTY TRANSACTIONS

The Company has a note payable to a related party through common shareholder and officer. The note to Apple Realty, Inc. of $43,730 as of December 31, 2011 ($41,847 in 2010), is due on demand, and is secured by assets of Morris Business Development Company.  Interest shall accrue at 6% per annum, due and payable upon demand.  This note is the remaining unpaid consulting fees and office expense provided by the related party. During the nine month period ended December 31, 2011, interest of $1,883 was added to the note.

The Company is indebted to the President, George Morris, for $1,190 at December 31, 2011 for funds advanced to the Company. The loan is unsecured, payable on demand, accrues no interest and has no repayment terms or maturity date.

George Morris is the chairman of MBDE.  As of December 31, 2011, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	82.87%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

NOTE 6          LEFT INTENTIONALLY BLANK

NOTE 7          INCOME TAXES

No provision was made for federal income tax for the years ended December 31, 2011, 2010 and 2009, since the Company had a significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2028. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes was approximately $920,000 as of December 31, 2011.

The Company has recorded a 100% valuation allowance for the deferred tax asset since in the opinion of management, it is more likely than not that some or all of it will not be realized.

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

Overview

We focus on the development of opportunities to invest in eligible portfolio companies sourcing and/or providing early stage debt and/or equity capital, strategic guidance and operational support.

Our principal objective is consulting income from clients and long-term capital appreciation holdings of their securities. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in mature public or privately owned companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

We shall operate as an internally managed investment company until such time as we are ready to select either an independent or affiliated external management company. At such time, our operations will be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company which may be and probably will be formed and wholly-owned by our Chairman, George Morris. We have not elected to but plan to attempt to qualify without a guarantee of success or timing, to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

We do not currently have any subsidiaries or EPC’s, however we do hold shares of “LPPI” granted to us for consulting services but not released for free trading. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months ended December 31, 2011 compared to the Three Months ended December 31, 2010 and December 31, 2009

Results of Operations

Introduction

During the three months ended September 30,, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our consulting services continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 and 2009 are as follows:

	3 Months Ended December 31, 2011	3 Months Ended December 31, 2010	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2009
Revenue	$—	$3,800	(100)%	$300
Cost of revenue	—	—	0)	60
Total operating expenses	3,690	4,885	24.5%	9,122
Income (loss) from operations	$(4,317)	$(1,085)	(297.9)%	$(12,739)

Our revenues for the three months ended December 31, 2011 declined to $0 compared to the three months ended December 31, 2010 of $3,800 and from $300 for the three months ended December 31, 2009. This reduction in revenues was a result of the lack of results from the unintentional low activity of our business development consulting services.

Our total operating expenses decreased by 24.5% to $3,690 for the three months ended December 31, 2011 compared to $4,885 for the three months ended December 31, 2010 and $9,122 for the three months ended December 31, 2009.

As a result of the above, our loss from operations for the three months ended December 31, 2011 was $3,690, compared to a loss of $1,085 for the three months ended December 31, 2010, and a loss of $8,882 for the three months ended December 31, 2009.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010 and 2009 are as follows:

	3 Months Ended December 31, 2011	3 Months Ended December 31, 2010	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2009
Other income	$—	$—	—	$—
Interest expense	627	—	0100%	(3,857)
	—	—	—	0
Net income (loss)	$(4,317)	$(1,085)	(74.97)%	$(12,739)

On September 20, 2009, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of December 31, 2009. Since George Morris did not convert his debt as of December 31, 2011, at the Board at a meeting of August 19, 2011, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through a equity or debt raise for operations. The current principal balance of George Morris and his affiliate Apple Realty would convert into 11,348,133 shares at $0.03 per share. George Morris agreed to convert all or a majority of debt based on his tax accountant advice.

Liquidity and Capital Resources

Introduction

During the three months ended December 31, 2011, we had a negative cash flow from operating activities of $(3,680) and $2,883 cash flow from financing activities. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2011, compared to December 31, 2010 and March 31, 2011, are as follows:

	December 31,	December 31,	March 31,
	2011	2010	2011
Cash	$618	$4,875	$1,415
Accounts receivable	—	—	—
Marketable Securities	12,500	12,500	12,500
Total assets	13,118	17,375	13,915
Total liabilities	83,419	111,681	70,330

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the six months ended December 31, 2011, we generated negative cash flow of $797. This was a result of net cash used by operating activities of $(3,680), offset by net cash provided in financing activities of $2,883. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of December 31, 2011, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 5 Other Information

Subsequent Event:

On January 20, 2012, James Herbert was terminated from the Board of Directors without cause to improve the performance of the Board and Company..

On February 2. 2012 Larry Williams, of Idyllwild, California joined the Board of Directors of the Company as an independent Director. At 59 years of age, Mr. Williams brings thirty-six years career experience from 1975 to present specializing in real estate and corporate transactions. Real estate transactions have included acquisitions, entitlements, construction, joint ventures financing and mortgage banking acting in the capacity as a principal and/or as a consultant for clients. Corporate transactions have included asset-based financing, mergers and acquisitions, corporate debt restructuring, strategic partnerships and capital raises utilizing private investment funds, investment banking firms, fund managers and venture capital firms. In addition to the private investor base clients have also included both public and private companies. Typical projects include real estate finance and development as well as corporate finance and ventures acting in the capacity as a principal and/or as a consultant for clients. These projects are typically in a value range of $5 Million to $100 Million. On some occasions certain projects have been significantly over $100 Million.

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

Dated: February 13, 2012	/s/ George P. Morris
By: George P. Morris
Its: Chief Executive Officer

Dated: February 13, 2012	/s/ George P Morris
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

