Form 10-K
period 2012-03-31
Morris Business Development Co
filed 2012-07-06
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Registrant’s telephone number, including area code (949) 444-9090

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
Yes [  ]    No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $13,000, based on the closing price of $0.02 of our common stock on March 31,2012.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]    No [  ]

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2012, there were 28,667,000 shares of common stock, par value $0.001, issued and outstanding.

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

The matters discussed in this section and in certain other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21D of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “may”, “will”, “could”, “should”, “intends”, “thinks”, “believes”, “anticipates”, “estimates”, “plans”, “expects”, or the negative of such terms and similar expressions are intended to identify assumptions and uncertainties which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Report.

The following cautionary statements identify important factors that could cause Morris Business Development Company (“The Company,” “we” or “Company’s”) actual results to different materially from those projected in the forward-looking statements made in this Report. Among the key factors that have a direct bearing on The Company’s results of operations include:

●	General economic and business conditions; the existence or absence of adverse publicity; changes in, or failure to comply with, government regulations; changes in marketing and technology; changes in political, social and economic conditions;

●	Success of operating initiatives; changes in business strategy or development plans; management of growth; The Company

●	Availability, terms and deployment of capital;

●	Availability of desirable portfolio investment opportunities that meet The Company’s investment criteria;

●	Legal, administrative and accounting expenses;

●	Dependence on senior management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs;

●	Development risks; risks relating to the availability of financing, and

●	Other factors, including risk factors, referenced in this Report.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by the Company, you should not place undue reliance on any such forward-looking statements. Other factors may be described from time to time in Company’s other filings with the Securities and Exchange Commission (“SEC”), news releases and other communications. Further, any forward-looking statement speaks only as of the date on which it is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for The Company to predict which will arise. In addition, The Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1 – BUSINESS

General

Morris Business Development Company, a California corporation (referred to as “we,” “us,” “our” or the “Company”) was incorporated on March 10, 1998, in the State of California, as Electronic Media Central Corporation. Prior to our incorporation, we commenced sales distribution operations in late 1996 as a division of Internet Infinity, Inc. (“Internet Infinity”). Following our incorporation, in April 1998, we continued to provide such services as a 100% wholly owned subsidiary of Internet Infinity. Internet Infinity supplied us with management support to launch our sales distribution activities.

On September 28, 2001, all 500,000 of our issued and outstanding shares of common stock, held by Internet Infinity, were distributed to the Internet Infinity shareholders of record as of September 18, 2001.

Our initial business focus in late 1996 was on distributing electronic media duplication and packaging services. These services were supplied through March 31, 2002. On May 12, 2006, we filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”), which became effective on the date of filing.

On March 30, 2007, we changed our name to Morris Business Development Company with the intent of operating as a BDC.

As of March 31, 2012 George Morris, Ph.D. returned to operations as the CEO of the Company with the full motivation to build the mission of the Company. Dr. Morris and the new independent Board of Directors plan to seek revenue and profits for the Company through strategic partnering and acquisitions as a Business Development Company, (“BDC”)...

Description of Business

Item I. General

Most Business Development Companies (“BDC”) that comply with the 1940 Investment Act are similar in their business and investment operations due to the standard compliance requirements. However, there are significant differences in individual BDC philosophies and investment strategies. Therefore, only careful reading of our BDCs SEC filings and other reports can point out our differences for the benefit of the reader.

We are an internally managed, non-diversified, closed-end management Investment Company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of American companies, cash, cash equivalents, U.S.A. government securities and high-quality debt investments. See “Regulation as a Business Development Company” below.

We plan to elect to be treated for tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. However, there is no guarantee that we will be successful in obtaining or maintaining our RIC status. As a new BDC operation, we have not yet generated a taxable profit.

As a Fund, we focus our investments in companies that currently show net income from their operations or will show a net income from their operations in less than one year with our management and capital support.

However, we are a fund pursuing both investor income generation and investor capital appreciation models. Therefore, we realize that an investment opportunity with future pay-off results may require additional risk for an investment in a portfolio company that is not currently profitable or positively cash flowing.

Following are the two general investment models currently guiding our investment decision process. However, these descriptions may be substantially modified in the future to pursue financial gains for our BDC.

Model 1. is not mutually exclusive to Model 2 and our BDC may actively pursue both Model 1 and 2 simultaneously with both the same and/or different portfolio companies.

MODEL 1. INCOME GENERATION

Income generation is sought from facilitating short terms secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced “factors,” with existing software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

Long term secured loans to refinance and acquire additional plant, equipment and/or other earnings and assets could provide cash flow income to our investors. This Lending income may pass through interest and fees paid for secured loans for such purposes. Leasing revenues and fees paid from” borrowers”as renters rather than own assets, including sale lease backs, may also provide cash income paid to our investors.

We cannot guarantee the any rate of return results to our investors. However, we plan to payout 98% of the BDC net lending income to seek benefit from our intended RIC tax status.

MODEL 2. CAPITAL APPRECIATION

Capital Appreciation is sought from our equity participation and profit realization from a sale of some or all of our equity in a portfolio company’s investment. We may invest cash and/or fees earned and received for providing managerial support consulting services to a client. The percentage amount of our BDC ownership may be passive at less than 10% without our Board of Director and control positions in the portfolio company. This may allow us more unrestricted sale of our investment at our sole discretion to attempt to maximize the return of this investment. Or we may own a larger percentage of the portfolio company including options to increase the size of our ownership and control stake.

We may also initiate and help develop a new controlling acquisition entity (“Newco”) for a particular industry. We may partner with specific industry management “experts” to help create this portfolio acquisition company in an industry to build revenue, profits and value of a Newco. We shall not directly operate such a Newco.

The main strategy for value creation of portfolio companies is current SEC registration for transparency with financial reporting and liquidity with subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion for going from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset, and earnings acquisition are improved when a company is publically traded versus privately owned and operated.

Also, under the BDC Act, we can help “fix”business net income and other financial problems for existing “thinly traded” public stock company already reporting to the SEC. Additional earnings and the factors such as improved financial and operating transparency, quality of liquidity, management and asset and further earnings acquisition can increase the value of a thinly traded portfolio company and our investment.

Our share holders can participate in our portfolio income and capital appreciation with our fund that allows them to share in our potential share value increase from our investment... We believe the shares of a company we invest in should trade at a higher price when that price is based on earnings increases and/or an increased price earning multiple, of a “successful” public SEC reporting company, than on a non-reporting privately held company... Any increase share value of our portfolio investments should increase the Net Asset Value, (“NAV”) of our BDC and subsequent market price of our BDC traded shares listed under the Nasdaq:OTCBB symbol: “MBDE.”

However, the success of these strategies and models by us cannot be guaranteed.

We commenced our portfolio company investment activities several years ago with our first acquisition. Leep Company was brought to us after the formation of our BDC and we received LPPI shares and no cash as payment for consulting advice. Contrary to our expectations, the Leep Company did not file audit reports with the SEC, nor did they generate anticipated net operating income. Our BDC went dormant until this year 2012 when a new Board of Directors was created with a new strategy requiring firm net income potential and SEC reporting status commitments from he managers of our portfolio investment.

Currently, we are internally managed for investment decisions by our Board of Directors, George Morris, our Chairman of the Board and Investment Committee... However, we shall change our Fund management to an external management advisor Morris BDC Management, LLC (“Morris Investment”) to facilitate more and new technical advice during the fiscal year ending March 31, 2013. .We cannot guarantee Morris Investment will achieve registered investment adviser status but upon licensing, it shall serve as our investment adviser and also provides us with the administrative services necessary for us to operate.

We plan but cannot guarantee that our investment portfolio will consist of securities that typically produce some current income through interest or dividend income. One investment objective is to maximize realized capital appreciation and/or an undetermined cash income paid from our investments. We seek to accomplish our capital appreciation objective by making portfolio investments in the equity securities of companies with a growing net operating income and shares trading valued at a publically traded price earnings multiple.

We seek to invest in equity securities of principally U.S.-based, private companies with a projected total enterprise value of between $2-million to $20-million and based on three to five times earnings... This same level of earnings could have an estimated public share price significantly higher after going public, but the higher price cannot be guaranteed.

Also, investments may be initiated in Newco target companies with under $1-million in enterprise value for strategic acquisition reasons. These new acquisition portfolio companies may be used to help create a company prepared for further earnings growth from acquisition.

INVESTMENT SOURCING

We shall generally acquire our debt and/or equity securities through direct investments in prospective portfolio companies that meet our investment criteria. We use a structured approach for our initial investment assessment and continued portfolio monitoring. Also, we rely primarily on the detailed financial and business information we receive about the portfolio company and our access to and discussions with management, both prior to and after our investment. Our equity investments are typically acquired directly from the issuer in the form of convertible preferred stock and common stock. Our debt investments shall be generally in the form of secured corporate bonds/notes.

The equity securities that we acquire directly from an issuer for cash or consulting services are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares; the issuer typically has only common stock outstanding. The proceeds of our direct investments of cash or services are used by these companies for growth and/or working capital purposes as well as in select cases for acquisitions. Debt is secured by corporate and/or personal guarantees and assets.

Some of our direct investments shall be sourced through venture capital funds, merger and acquisition specialists, trade associations and other financial or strategic investors that are either existing investors or co-investors with us. We may also acquire equity or debt securities of companies directly from current or former management or early stage investors in private secondary transactions, or from current or former non-management employees where the portfolio company or its management is coordinating the transaction process. The equity securities that we acquire directly from selling stockholders are typically common stock or notes and may not represent the most senior equity securities of the issuer.

The debt securities may be source directly from a debtor, creditor or from market traders of such securities. In these private or public secondary transactions, we usually require an opportunity to conduct due diligence discussions with the portfolio company’s management, as well as to have access to the company’s business and financial information in connection with our investment and on an ongoing basis. We may also seek to negotiate terms, such as warrants or other structural protections, which are intended to provide some additional value protection or incentive from increases in the value of the related securities.

By intention, our structure is that of a high risk/high return investment model. We seek long-term capital appreciation through investments in equity securities that we believe will maximize our total return. In addition, our equity investments are expected to generate some current income (i.e., dividends or interest income), which makes us typical of other business development companies that primarily make debt investments from which they receive current yield in the form of interest income.

We pursue both income and capital appreciation. Along with current income, a source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes our public stock registration and subsequent acquisition strategy...The portfolio company securities that we acquire are typically illiquid until going public or a sale of the company. Therefore, , we cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on our business judgment.

Our goal is to facilitate financing for companies in growth industries that we believe are capable of significant gains with capital and managerial support. Despite our limited track record, the transactions that we plan will establish our reputation with our transparency, funding, acquisitions and managerial advice to selected companies. We have relationships developed by our founder, George Morris after twenty five years in finance with venture capital firms, investment banks and trade associations. among others. We believe that we can source but not guarantee access to both investment opportunities and capital to reach our objectives.

Our strategy is to evaluate and invest in a broad range of possible American portfolio companies, for example but not limited to energy, green technology, health, software and media, and other growth areas. Our advisory and management teams may simultaneously develop our strategy with other affiliated and non-affiliated BDCs or non-BDCs in industry and other related areas where there is a potential conflict or support to our strategy in a specific industry or portfolio company investment.

We focus on financial reporting transparency prior to sourcing investment capital. Once we acquire a vested interest, we work with company management through offering significant managerial advice. This is followed by further earnings acquisitions by and with the newly acquired portfolio company to accelerate earnings growth. Then we can move forward to becoming a public stock trading company when and if appropriate for us, with a possible increase in company and/or share value for the company. We believe in the private to public “arbitrage” concept based on earnings multiples, to further increase the capitalized earnings stream. However, we cannot guarantee successful results for the BDC with our strategy...

Some of the benefits to our shareholders investing in potential growth situation with income may be as follows: However, we may not be able to provide any of these benefits to our investors due to the high risk nature of our investment fund operations.

Public- traded investment fund:

We are a publicly listed investment fund dedicated to value creation opportunities, based on earning growth. . Also, we provide transparency and liquidity as a publically traded fund on the NASDAQ-OTCBB market.

Transparency of portfolio investments

Our SEC reporting status requirement of our portfolio companies should give our investors more reliable information about our investments. However, we cannot guarantee a portfolio company can achieve or maintain such SEC reporting status despite our experience with management of such reporting.

Liquidity is both an outcome and a driver of our investment strategy:

As a public fund, we help offer investors in our fund the ability to sell or buy interests in our fund through the public stock market. In addition, we believe there are opportunities for our fund to acquire portfolio investment positions by swapping or bartering our fund shares for discounted portfolio company shares. Properevaluation and negotiation could provide investment shares in selected companies by swapping liquid public shares for less liquid portfolio shares until such portfolio shares can also be traded.

Also, liquidity outcomes from a portfolio investment are improved by the Business Development Company negotiations during both the acquisition and disposition of a portfolio investment.

Additional capitals Sourcing:

The Business Development Company by its assigned mission from Congress and its designs has a focus on helping provide capital to companies for growth. This financial leverage may accelerate that growth of earnings and portfolio share value.

Management advice support:

The Business Development Company by its assigned mission from Congress and i’s design has the opportunity and responsibility to provide substantial managerial advice to support a portfolio investment company success. This managerial advice may accelerate that growth of earnings and portfolio share value.

Access to investment opportunities:

With its higher profile created by Congress, a Business Development Company may get access to investments probably not directly available to non-BDC investors; including individuals and institutions.

Experience with SEC reporting:

The cost and managerial expertise necessary for SEC reporting and eventually ‘going public” are mitigated and controlled through the advisory experience of our Business Development Company. This advice included assistance in both going and remaining “public.” with continued compliance with SEC requirements. Our BDC management has extensive experience with the management of nearly 100 SEC filings but we cannot guarantee successful results with the SEC in any filing.

Value of “going public:

Although an increase in the value of a portfolio company from the application of the price-earnings ratio arbitrage concept cannot be guaranteed, it is a strategy with historical and researched support.

The status of the Business Development Company:

Compliance with RIC Regulations of the IRS Code may allow earnings to pass through to our investor without Federal Government tax. However, there is no guarantee that we will initially qualify or continue to qualify for this tax benefit...

Diversification and risk mitigation:

The Business Development Company by its investment fund nature offers diversification and risk mitigation. This is also while pursuing a higher return value creation strategy for its investment portfolio companies. There are no guarantees of positive risk to reward results from an investment strategy and/or activities of our Business Development Company; However, we believe our strategy can enhance the probability of our success to produce income and capital gains for our investors...

Other strategy notes:

We are not subject to requirements to return invested capital to investors nor do we have finite investment horizon. Also, capital providers such as us, subject to such limitations are often required to seek liquidity events more quickly than they otherwise might, which can result in a lower overall return on investment.

We seek to develop our first investment beyond our current “token” holding of LPPI shares received as consulting compensation. In fact, we may write-off the $12,500 portfolio value in the future for lack of potential gain.

Quarterly valuation of our portfolio asset is a measure of performance necessary for the BDC investors. We use established valuation procedures and assistance consistently applied to provide investor information on the value of our portfolio.

We mayaccess the capital markets from time to time in the future to raise cash to fund new portfolio investments. We also intend to help file registration statements with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective. There can be no assurance that we will be able to raise additional capital for investment purposes or, if we are able to do so, on terms favorable to us.

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of March 31, 2012 we had no indebtedness for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

If we do not generate enough current income from our portfolio company investments, our operating expenses will be financed from our capital base during periods of time between realizations of capital gains on our investments. In addition, if we are successful in disposing of a portfolio company investment, we may reinvest the principal amount of our investment in new portfolio company opportunities. Or we may distribute gains to our stockholders after we pay any incentive fees earned by our investment adviser and our operating expenses.

Offering of Securities

From April 1, 2011 through March 31, 2012, we have not raised any capital in a public offering of our common stock., However, on March 30, 2012, with the approval of our independent Board of Directors, we eliminated the balance of our debt by converting the existing up-to $100,000 debt at that time to 5,000,000 restricted common shares at $0.02 per share. The trading price per unrestricted share was $0.02. The holder of the debt and now converted shares is Apple Realty, Inc., owned by our Board Chairman, George Morris.

The shares of our common stock are listed on the Nasdaq Bulletin Board Capital Market (“OTCBB”). There are 29,000,000 shares outstanding as of March 31, 2012 and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares . George has been the primary funding source of our BDC over the last five years of “hibernation.

Investment Management and Adviser

We are internally managed now by our Board of Directors and Independent Board of Directors Committees such as Investment and Audit Committees. However, we have the intention but cannot guarantee the success of becoming externally managed. The intended management company will be a new investment adviser created by George Morris that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The new investment adviser will be responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments. The new adviser will also provide us with the selected administrative services necessary for us to operate. Our investment activities will be managed by the new external advisor pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”) to be approved by our Board of Directors. We shall pay the new advisor a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – a two percent of asset value base management fee and a twenty percent realized performance incentive

The managing member and majority owner of the new Adviser shall be George P. Morris, PhD. Our investment adviser’s principals may be George P. Morris, our President, Chief Executive Officer and Chairman of our Board of Directors, a Chief Investment Officer, a Chief Operating Officer, Chief Compliance Officer, and some members of our Board of Directors, all yet to be recruited and retained. In addition, the new external advisor organization will employ other investment professionals dedicated to portfolio company origination, due diligence and financial analysis.

The new Advisor shall establish an investment committee (“Investment Committee”) that must unanimously approve each new portfolio company investment that we make. Messrs. Morris and Paul Rademaker of our Board of Directors are the current members of the Investment Committee. However, as the managing member of the new Advisor, Mr. Morris has sole control over the appointment and removal of the members of the Investment Committee.

Our new investment adviser’s principals shall have extensive experience in taking companies public, advising micro- and small-cap companies on capital markets strategies, and developing investor relations programs.

George Morris currently has “hands-on” experience in these financial areas. Through our investment adviser’s experience in taking companies public, we believe the principals of our investment adviser possess valuable insights on the trends affecting the going public and merger and acquisition markets. Also, there is experience in what contributes to the completion of successful SEC registrations in the current market, going and being public, share price drivers, investor exposure and sentiment, and industries or sectors that are in and out of favor. Our investment adviser is able to use this experience and insight as part of its disciplined approach to investment assessment and adjust valuation expectations and portfolio compositions as public stock market trends are identified. However, we cannot guarantee the success of our advisor or management in these activities...

Governance

Our Board of Directors (“Board”) monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Also, our Board approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight. Pursuant to the requirements under the 1940 Act and to satisfy the NASDAQ/OTCBB listing standards. Our Board is composed of a majority of non-interested, independent, directors.

Our Board shall create the Audit Committee, the Valuation Committee and the Nominating Committee to assist the Board in fulfilling its oversight responsibilities. Each of these committees shall be composed solely of non-interested, or independent, directors. The Audit Committee’s responsibilities include overseeing our accounting and financial reporting processes, our systems of internal controls over financial reporting, and audits of our financial statements. The Valuation Committee’s responsibilities include reviewing preliminary portfolio company investment valuations from our investment adviser and making recommendations to our Board regarding the valuation of each investment in our portfolio as an SEC reporting requirement. The Nominating Committee’s responsibilities include identifying qualified individuals to serve on our Board and to select, or recommend that the Board select, the Board nominees.

The Investment Environment

We operate within an uncontrollable environment of investment and economic market variables. Further we believe some of this uncertainty creates opportunity as well as risk. One opinion is that the American banking system has failed American business and is not providing the capital needed by business to operate and grow. And both the stock market and mergers and acquisition volatility have left the investors very uncertain about the investment market direction and value. However, we believe this same environment has created opportunity for well manage, transparent investments and the needed resources to grow value and income.

Further. We believe and want to provide the assistance needed by business in this time of opportunity. We further believe that we can marshal the available resources to help business get what they need as an SEC registered Business Development company as follows:

Sourcing Capital Opportunities –

We can’t “fix” a failed banking system. However. We can try to serve as a new kind of banking solution to our clients by facilitating access to needed capital. Secured debt has long been the kind of money that allowed American business to grow.

The expanding need for operations in areas of purchase order and accounts receivable funding, sometimes called Asset Based Lending (“ABL”) needs to be filled. What is called “hard money” had negative connotation and costs that inhibited business from using this kind of money, in the past... Today, we not only see more acceptance of ABL such as ABL exhibitors with hard money at industry trade shows, but we are planning to be involved in the creation of an ABL Fund and developing other forms of ABL.. In fact, other BDCs are specializing in “secured” loan transactions which are another form of ABL. We shall help our clients access all methods of raising operating capital, including ABL from both private and government sources.

Another client capital need is for acquiring plant and equipment.

Leasing rather than owning can help facilitate the acquisition of needed equipment. We believe we can help our clients with specialized funds looking for longer-term secured loans and/or leases. And lease disclosure is part of the improved transparency required to investors and this kind of positive financial leverage can facilitate growth for our clients. We shall help our client’s access better financial leasing sources through our BDC contacts.

Sourcing equity capital for growth is most challenging and has to offer the investor a significant gain for taking the risk of ownership loss. We believe normal business growth in revenue and income may not be sufficient for the investor risk/return reward challenge. Therefore, we believe our financial model of increasing the market value of a company and its shares is another way of enhancing return to the equity investor. Specifically, our portfolio client companies moving through SEC reporting and then to SEC filing for trading their company shares is an investor opportunity. Multiplying the value received for investment in the earnings of a successful public portfolio company can help offset the risk with an increase total return. It is a matter of transparency, solid financial and operating strategies and continuing access to capital.

Our Investment Strategy

Our investment objectives are to maximize capital appreciation and pass-through interest and dividend income from our portfolio company investments to our investors. . We seek to accomplish our capital appreciation objective through equity investments appreciation accelerated by earning growth magnified by the price earnings “arbitrage” resulting for becoming a publically traded stock company, versus a non-traded private company. Therefore, a major source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes a public offering...However, our equity investments are also expected to generate some current income (i.e., dividends or interest income). Our investing strategy relies on the expertise of our investment advisers and business managerial support team to source opportunities that meet our investment income growth criteria.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more transparent and liquid asset, such as a public SEC reporting and/or reporting and/traded security. We believe investors place a premium on transparency and liquidity, or having the ability to honestly “know what is going on in a portfolio company” and to sell public stock more quickly and efficiently, Trading values should improve once the portfolio company shares are registered for trading. than through private transactions. We believe that public companies typically trade at higher valuations – generally 2 to 3 times or more – than private companies with similar financial results... By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this information and liquidity premium. There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange or that they can successfully register and become trading at all...

Because of the value differential which we believe exists between public and private companies as a result of the liquidity and transparency premium, as discussed above, we seek to make investments that create the potential for a 2 to 3 times return on our investment once the company is publicly traded and there is sufficient time after for investors to become aware of the quality of our portfolio investment. We shall pursue investments with a shorter expected investment success time, where we believe the portfolio company may file registration statements with the SEC for reporting and trading. The process of our realizing a maximum capital gain apart from the investment appreciation resulting from gains in operating earnings, could take as much as one to two years from initial SEC registration, legal market exposure and SEC “lockup” provisions prohibiting sale following a “going-public” offering.. Once this lockup restriction expires, we may sell our shares in the portfolio company in the public markets. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets. We may pursue investments that have a shorter expected investment hold time but we cannot guarantee the timing results for our liquidation of an investment.

We are focused on the potential value transformation that we believe our portfolio companies will experience as the result of their becoming reliably transparent with SEC reports and then complete becoming publicly traded and achieve a market equity value comparable to their publicly traded peers. We target our investments in portfolio companies that we believe can complete this value transformation within our projected 12 to 36-month holding period. As a result, we may have low or negative returns in our initial years with any potential valuation accretion typically occurring in later years as our portfolio companies complete their becoming publicly traded. Growth of earnings to support an increase in portfolio company value cannot be guaranteed but we believe, good portfolio company management with aggressive merger and acquisition work by management can shorten the process of the company gains.

Accurate information and the willingness of major share owner along with existing desired management retention of potential portfolio investments greatly affect the selection of a company for investment by us. It is really about the valuation differential which we believe exists in a potential portfolio investment between their public and private status as a result of the transparency and liquidity premiums investors place on having the ability to know about the company and to sell stock quickly.

We believe that there are critical factors that will drive the success of our investment strategy, and potentially enable us to meet our expected targeted return. Follow are explanations of some of the relevant concepts but this list is not intended to be complete.

●	Enterprise value: We focus on companies with an enterprise value of typically between $2 million and $20 million. –We believe companies of this size are best positioned to achieve our targeted return on our investment once the company is publicly reporting and traded. This range of equity value could increase with our increased track record and increased capital available for portfolio investment.

Acquisition source. We seek prospective portfolio companies where we can purchase securities directly from an issuer or from a selling stockholder and can obtain business and financial information on the portfolio company. The approach we use to assess our initial investment and monitor our portfolio investments relies primarily on the detailed financial and business information we receive about the company and our access to and discussions with management, both prior to and after our investment.

●

Debt and/or equity: We seek to acquire secured debt with conversion privileges or options to acquire common stock or equity securities that are typically the issuer’s most senior preferred stock at the time of our investment. In cases where we acquire common shares, the issuer typically has only common stock outstanding.

We believe that investing in an issuer’s most senior and/or secured debt or equity securities provides some protections and is one way to potentially mitigate the otherwise high risks investing. Since the securities that we acquire directly from selling stockholders may not represent the most senior securities of the issuer, we may seek to negotiate terms, such as warrants or other structural protections, which are intended to provide some additional value protection. Although we seek to invest in the most senior class of securities or obtain other protections, the seniority and other protections provided in these types of investments may be diminished if the portfolio company issues more senior securities in a subsequent financing round.

●	Acquisition price: We seek the acquisition of private securities at a valuation that creates the potential for our targeted “arbitrage”return on our investment once the company is publicly traded. We believe that “buying right” at a lower price earnings multiple is one of the keys to success along with growth of earnings in our portfolio company from either or both organic growth and further acquisitions of earnings from additional investments in other related companies...

As of March 31, 2012 we are reviewing the offering status of potential portfolio investments, but have not made a “firm” deal for investment or business development.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we have reduced our debt to zero for the fiscal year ended March 31, 2012, to facilitate our company raising additional equity or debt capital if we desire. However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Investment Criteria

We have identified numerous criteria we call qualifying and determining factors. to select our portfolio investments. We believe these criteria are important in meeting our investment objective. These core criteria are important for making our investment decisions; however, we may not require each prospective portfolio company in which we invest to meet all of these core criteria.

Business Model Validation:

Currently generate enough net income and/or cash flow that can sustain current operations.

Gross revenue size:

$2-million to $20-million +/for trailing 12-months or projected with high probability revenue contract.

Earnings acquisition is a priority for growth investment opportunities

Portfolio company scalability with management, operations structure and resources needed.

Growth industry:

Participate in upward growth momentum of an industry or within growing market segments.

Growth potential requires competitive plan to realize both organic and acquire growth

Manageable competition with industry growth and without dominance required.

Geographic concentration efficient with expandable opportunities.

Ability and desire of major stakeholders and independent directors to be a public company ASAP.

Management commitment to public reporting for transparency and demonstration of integrity.

Management commitment to becoming a public trading company with our support

ROI Potential with capital and income appreciation.

Price earnings Ratio: of 2-5 times for portfolio acquisition to facilitate maximum PE multiple arbitrage differential gain.

Financial and control structure present and projected

Exceptions to above are acceptable for special situations at time of our investment...

We believe we can execute our plan to recognize gains in 12 to 36 months from our investment, Time is of the essence, however, there can be no assurance that we will be able to achieve our targeted return on each or any of our portfolio company investments in our planned time frame or beyond...

In addition, there are other factors outside of our control and other criteria for investment decisions in evaluating a portfolio company investment opportunity. Some of the factors we must consider include: (i) decreased demand for the company’s products or services, (ii) the company’s ability to support its competitive positions and its ability to capitalize on growth opportunities, (iii) the continued existence and availability of a competent and experienced management team, continuing operating profits and cash and lack of fraud., We cannot guarantee our ability to deal with these variables and threats to growth and survival.

Target Industries

We focus on micro-cap, small-cap and lower middle market companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces. The key directive is to find the “right” portfolio investment opportunities our BDC...

Diversification

Beyond our guidelines for satisfying the regulated investment company, or RIC, diversification requirements, we do not have fixed guidelines for portfolio diversification and, as a result, our investments could be concentrated in relatively few industry sectors, geographic areas or other descriptions of concentration. Further, we also expect that all or a substantial portion of our portfolio may be invested in illiquid securities.

During our initial investment period, the size of each of our investments will be generally based on our prevailing low level of our gross assets. Therefore, these investments typically represented more than our target size for each portfolio company investment of about 10% or less of gross assets if we are not seeking a control position.

Based on the early level of our total assets, we expect that the size of our individual portfolio company investments could range from approximately $500,000 to $5 million +/-, but we may invest more than this amount in certain situations. Depending on whether we are able to increase the amount of our invested capital or leverage our investment with the cooperation of our portfolio company,the range of our potential investment size may increase. We expect that most of our portfolio company investments will represent about 5% to 10% of our gross assets at the time of investment. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make company investments that could represent up to 20% or more of our gross assets at the time of investment. We expect these percentages will fluctuate over time based on a variety of factors including, but not limited to, additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity. An unplanned series of events or opportunities could lead to a substantially higher percentage of ownership in a portfolio investment.

We do not choose specific investments based on an allocation strategy of industry diversification and do not intend to rebalance our portfolio if one of our portfolio company investments increases in value relative to the remaining portion of the portfolio. As a result, our portfolio may be more vulnerable to events affecting a single economic sector, industry or portfolio company and, therefore, subject to greater potential volatility than a company that follows a more diversified strategy.

With our focus on companies based with headquartered in California and the Southwestern United States, our investmentsin these areas will likely continue to comprise a large portion of our portfolio. While not a matter of portfolio management personal convenience, our management timely interaction with these portfolio companies is facilitated by this strategy. However, special opportunity circumstance may lead us to invest in portfolio companies outside California and outside the Southwestern United States. Also, we expect that many of the California-based portfolio companies that we may invest in will have significant operations and customers outside of California.

Further, as a business development company, we may invest in certain limited number of non-U.S. companies that otherwise meet our investment criteria, subject to the requirements of the 1940 Act. However, we do not plan at this time to invest beyond America.

Our Investment Sourcing

We believe that we have a structured approach to source qualified investing opportunities from an established developed network of investors, advisers, and private companies that are very interested in participating with us in our transactions. We believe in a very open system to us composed primarily of venture capital firms, investment banking firms, and groups of law firms and accounting firms. Our management through George Morris has developed relationships over twenty five years with these leading participants to help us “prospect” for investment opportunities.

Through these relationships, our investment network will help us locate qualified investment opportunities that may meet our investment criteria. We believe this approach will allow us to source the most attractive companies committed to working with our investment models. Our investing strategy relies on our expertise to source opportunities that we can validate as meeting our investment criteria. Our structure requires evaluation of company-provided business and financial information and access to management. Our BDC management will source our investments through its principal office located in Newport Beach, California as well as through other actual and virtual offices and other organizations located throughout the United States.

We expect that the primary source of our future portfolio company investment opportunities will be from our relationships with various members of the investment and business communities...

With over twenty fiveyears’ experience in the in the investment banking community, the network available to us through George Morris, our Chairman and President is established and open to our need for portfolio companies investments. The goals of this network are mutually compatible and profitable for legal compliance and motivation.

As a micro to smaller middle market BDC, we can complement the efforts of larger BDCs, venture capital firms and other investors in a larger targeted portfolio company. In addition, where we do not seek control features of the portfolio company, we may allow the private company’s existing management and board to focus on executing its business strategy. We will, however, make available significant managerial assistance on both a free and for a fee basis to our portfolio companies as the BDC law requires. We may also seek to negotiate terms, such as warrants or other structural protections, which are intended to provide some additional value protection and profit.

We also shall source investment opportunities from our direct outreach to private companies. We have implemented a proactive marketing program to communicate with our referral network and with companies that meet our investment criteria. In addition, we shall continue to build our reputation as a leading source of investment opportunity.

Portfolio Company Analysis and Selection

We use a structured approach to our initial investment assessment which relies primarily on the detailed financial and business information we receive about the company and our access to and discussions with management, both prior to and after our investment. We use this company information to prepare our initial valuation analysis, leveraging its experience in taking companies public. We also use our initial discussions with our portfolio company management teams to discuss their commitment to completing registration and going public to determine which are best positioned to meet or exceed their performance targets and correspondingly achieve a market equity value comparable to their publicly traded peers.

Once we identify those companies that we believe meet our criteria and have indicated an interest in our value improvement model, we utilize an investment analysis and selection process as follows:

Qualifying factors.

We start with information from the company’s management and/or placement agent and conduct a preliminary evaluation of the opportunity with primary focus on understanding the business, historical and projected financial information, industry, competition and valuation. From here we try to determine whether we believe the prospective portfolio company will be able to satisfy our targeted return on investment.

The results of this preliminary evaluation are presented to our Investment Committee, and typically a decision is made whether to pursue the opportunity further based on the relative attractiveness of the opportunity, the expected investment horizon and our assessment of the potential return on our investment, and our core investment criteria, compared to other opportunities currently available. The Investment Committee will select those portfolio company investment opportunities that best meet our investment criteria and present the greatest potential for achieving our target return on investment.

Determining factors

After Investment Committee selects a portfolio company investment opportunity for further analysis, we will conduct research on the company’s prospects and industry, participate in additional discussions with the company’s management, placement agent and existing investors, and prepare an internal investment memorandum which discusses our evaluation findings and recommendations, together with an internal valuation analysis outlining our acceptable valuation ranges for an investment.

As part of our analysis, we will have discussions with the company’s management and advisers, and we usually request to have access to the company’s major stockholders. These discussions generally are centered on a review of the company’s financial history and projections to understand key supporting assumptions, verification of the company’s commitment to go public and the timing thereof, and the primary considerations, metric achievements being used by the company to justify its pre-money valuation.

At this stage, we prepare an in-depth valuation analysis focused primarily on comparable private transactions; market multiples of public companies that we believe are most comparable, and a discounted cash flow analysis. Based on our comprehensive valuation assessment, the Investment Committee typically makes a decision whether to proceed with an investment at a price and, the terms and conditions that we will propose for further negotiation. Each new portfolio company investment that we make requires the unanimous approval of our investment adviser’s Investment Committee.

Variables and Negotiations.

We believe that negotiating investment terms that are expected to provide an enhanced return upon complete execution of our model is one additional important way to mitigate the otherwise high risks associated with this transaction...Such structural protections could include conversion rights which would result in our receiving shares of common stock at a discount to any public offering upon conversion at the time of starting public trading, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of public trading. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.

Due Diligence and Closing.

Prior to closing an investment, we conduct further due diligence with a focus on verifying or validating the primary considerations used by our Investment Committee in approving the investment, contacting where possible key suppliers, customers or industry sources, and verifying the company’s capitalization table and equity structure. The consummation of each investment will be subject to the satisfactory completion of our due diligence investigation, our confirmation and acceptance of the investment pricing and structure, our review and acceptance of definitive agreements and, the exercise of any applicable veto rights or rights of first refusal.

Our Board of Directors and advisers have extensive experience negotiating, structuring and closing these specialized equity purchase transactions with issuers and selling stockholders. As part of its due diligence process, our investment committee analyzes the complex capital structures which companies typically possess including multiple classes of common and preferred equity securities with differing rights with respect to voting, dividends, redemptions, liquidation, and conversion rights. Our investment committee and principals also have experience in negotiating matters relating to rights, restrictions of transfer, etc.

Portfolio Company Investment Structure

Our portfolio company investments will to be composed of, investments primarily in the form of secured notes, preferred securities that are convertible into common stock, common stock, and warrants exercisable into common or preferred stock.

At the time of our investment, the equity securities we acquire are generally illiquid due to restrictions on resale and/or to the lack of an established trading market. Our investments are sometimes non-controlling but we may seek observation rights or other control features. We offer significant managerial assistance to our portfolio companies on a free or a fee basis. We expect many of our portfolio company investments to be in the form of debentures or loans that are convertible into or settled with common stock,

The equity securities that we acquire directly from an issuer are typically the issuer’s most senior preferred stock at the time of our investment or, in cases where we acquire common shares, the issuer typically has only common stock outstanding. The equity securities that we acquire directly from selling stockholders are typically common stock and may not represent the most senior equity securities of the issuer. However, in each case, we may seek to negotiate terms, such as warrants or other structural protections, which are intended to provide some additional value protection or opportunity in the event of SEC registration and/or going public.

The proceeds of our direct investments are used by these companies for growth or working capital purposes as well as for acquisitions. In many of our portfolio companies, venture capital funds or other financial or strategic investors are either existing investors or co-investors in the round in which we invest in.

We believe we, if requested, to establish the price and other terms where existing venture capital investors, who are also likely to have board seats and as such may be conflicted, prefer to have a new investor lead the financing round without granting a board seat to us. Since we may not require board seats,or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.

There is no assurance that we will be successful in negotiating structural protections and, if we are able to obtain these structural protections, it is possible that these protections may be diminished if the portfolio company issues more senior securities in a subsequent financing round.

Where we are not a lead investor, we typically we will not have structural protections, although some variation may be included in certain investments to the extent negotiated by the lead investor in such transactions.

Our convertible preferred stock investments typically carry fixed or adjustable rate dividends and will generally have a preference over common equity in the payment of dividends and the liquidation of a portfolio company’s assets. This preference means that a portfolio company must pay dividends on preferred stock before paying any dividends on its common equity and, in some cases, the holders of all outstanding series of preferred stock would receive any preferred dividends based on their respective preference amount on a pro rata basis. However, in order to be payable, dividends on such preferred stock must be declared by the portfolio company’s board of directors. In the event dividends on our preferred stock investments are non-cumulative, or if the board of directors of a portfolio company does not declare a preferred dividend for a specific period, then we will not be entitled to such a preferred dividend for such period...

We cannot be guaranteed to receive dividend income on our preferred stock investments. Cumulative dividend payments on preferred equity means dividends will accumulate even if not declared by the board of directors or otherwise made payable. In such a case, all accumulated dividends must typically be paid before any dividend on the common equity can be paid. However, there is no assurance that any dividends will be paid by a portfolio company even in the case of cumulative preferred dividends and, in most cases, the payment of any accumulated preferred dividends is likely to be deferred until conversion and, if paid, may be paid in shares of the issuer’s preferred or common stock.

As of March 31, 2012, we have not made any cash investments

Our Investment Goals

We seek to invest in micro-cap, small-cap and lower middle market companies that we believe will be able to file an audited registration statement with the SEC within approximately 6 months or less after our initial investment, and complete a registration to issue portfolio company shares within approximately 12 months after the closing of our initial investment. However, there may be delays due to completion of auditor requirements or a strategy decision to delay trading of our portfolio company shares at our sole discretion...

After, registration with the SEC, the portfolio company may seek and obtain an exchange listing when it is strategically advantageous. However, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180-day period following the exchange listing... Once this lockup restriction expires, we expect to sell some or all of our shares in the portfolio company in the public markets as is strategically advantageous. However, we have the sole discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. Accordingly, we anticipate our typical investment horizon for portfolio investments will be 12 to 36 months. We may pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for public trading of shares sooner than 12 months or has a registration statement filed at the time of our investment. In each case, we have the discretion to hold securities for a longer period. There can be no assurance that we will be able to achieve our targeted return on our investments in portfolio companies once they go public.

If the private companies in which we invest do not perform as planned, they may be unable to successfully complete a security public registration within our typical targeted 12 -month time frame, or at all, or may decide to abandon their plans. In such cases, we will likely exceed our targeted 36-month holding period and the value of these investments may decline substantially if the going public exit is no longer viable. We may also be forced to take other steps to exit these investments, including the use of the trading platforms of private secondary marketplaces that specialize in the trading of private company securities.

Although we expect that some of our equity investments may trade on these trading platforms, the securities we hold will typically be subject to legal and other restrictions on resale that may prevent us from using these trading platforms or otherwise selling our securities, and will otherwise be less liquid than publicly traded securities. Furthermore, trading in private securities markets involves risks given the possible imbalance of information between such transaction participants. In addition, while some portfolio companies may trade on the trading platforms of private secondary marketplaces, we can provide no assurance that such a trading market will be available for particular companies, will continue or remain active, or that we will be able to sell our position in any portfolio company at the time we desire to do so and at the price we anticipate.

Since we may not seek to control a portfolio company, we may not expect to have input as to when, or if, our portfolio companies choose to pursue a SEC share trading registration. In certain cases, our portfolio companies may choose to delay the registration because of either adverse conditions in their particular industry or the equity markets generally. In other cases, our portfolio companies may be performing poorly or not achieving the milestones that an investment bank would require to underwrite a share offering. In such cases, our portfolio companies may need to raise additional capital, which may cause dilution to, or adversely affect, our ownership interests, or we may have to make additional follow-on investments pro rata with other investors in order to preserve our rights and preferences of our initial investment.

In certain situations, our portfolio companies may abandon the pursuit of registration altogether, because the completion of registration is no longer a realistic possibility or because another company seeks to acquire our portfolio company. If a portfolio company has abandoned plans to pursue registration and we are not able to liquidate our shares privately, the portfolio company may consider a sale or merger with a strategic buyer as a possible alternative to registration or pursue a strategic sale and exit strategy.

Portfolio Company Progress

As part of our portfolio company investment, we typically require information rights that give us access to the company’s quarterly and annual financial statements as well as the company’s annual budget. Although we may not have a control position through our ownership or board seats, we attempt to have an on-going dialogue, on at least a quarterly basis, with our private portfolio company management teams to review the company’s business prospects, financial results, and exit strategy plans. We also monitor our portfolio for compliance with the requirements for maintaining our status as a business development company under the 1940 Act and a RIC for tax purposes.

Since we may not be in a position to control the management, operation and strategic decision-making of the companies we invest in, a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments.

We also use our ongoing discussions with our portfolio company management teams to monitor their continued commitment to completing a registration and, when requested, to provide our insights on the current investment market and what we believe are the key differentiators for successful registration and share offering.

We also offer significant managerial assistance to our portfolio companies as requires for registered business development companies under the Act... We expect that this managerial assistance will likely involve consulting and advice for the going and staying public and public capital markets. As a business development company, we are required to offer, and in some cases provide and be paid for, such managerial assistance.

Disposition of Investments in Publicly Traded Portfolio Companies

Our primary source of investment return will be generated from net capital gains realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes a share trading registration... We are also typically prohibited from exiting investments in our publicly traded portfolio company until the expiration of the customary post-public lockup agreement. These agreements, which we are required to enter into as part of our initial investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180 days following an effective registration..

Also, the market prices of portfolio companies that have recently completed a trading registration typically experience high volatility and are driven by such factors as overall market conditions, the industry conditions for the particular sector in which the portfolio company operates, the portfolio company’s performance, the relative size of the public float, and the potential selling activities of other pre-registration investors and possibly management.

Following the lockup period, we may be forced to compete with other selling stockholders for a limited availability of liquidity in our publicly traded portfolio companies, which volume may be inadequate, and could result in significant market price volatility and a decline in the value of our investment. In such cases, the value of our investments may decline substantially or we may be forced to hold our positions for longer than we anticipated, or both.

For our portfolio company investments where the lockup period has expired and the stock becomes freely tradable, we may not begin selling automatically upon expiration of the lockup period. We expect to sell our positions over a period of time, typically during the 12 months following the expiration of our lockup, although we may sell more rapidly or slowly in one or more block transactions. Factors that we may consider include, but are not limited to, the following:

The target price determined by our investment adviser based on its business judgment and what it believes to be the portfolio company’s intrinsic value.

The application of public company multiples and our proprietary analysis to a variety of operating metrics for each portfolio company. The primary operating metrics that we typically consider are revenue, EBITDA and net income.

Other factors that may be adversely or favorably affecting a particular portfolio company’s stock price, including overall market conditions, industry cyclicality, or issues specific to the portfolio company.

While we do not intend to purchase stock in a portfolio company’s initial offering or in open market transactions thereafter, under certain circumstances, we may consider making additional investments in a publicly traded portfolio company in open market purchases, which will increase our position in the company. However, we may be unable to make follow-on investments in our publicly traded portfolio companies as a result of certain regulatory restrictions on a business development company’s investments in publicly traded securities with market capitalizations in excess of $250 million.

Because the portfolio company securities that we acquire are typically illiquid until a public trading registration or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we may not generate current income from our portfolio company investments, our operating expenses and any dividend to our shareholders will be financed from our capital base during periods of time between realizations of capital gains on our investments. In addition, if we are successful in disposing of a portfolio company investment, may reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realize being distributed to our stockholders after we pay any incentive fees earned by our investment adviser and our operating expenses.

The trading platforms of private secondary marketplaces have also emerged as an alternative to traditional public equity exchanges to provide liquidity principally to the stockholders of venture capital-backed, private companies. While these trading platforms have more limited transaction volume than public exchanges, they may provide us with access to potential purchasers interested in privately acquiring our positions in our portfolio companies that are unable to dispose of within our targeted time frame.

Due to the nature of our corporate structure, we believe that we can be a patient investor in our portfolio companies allowing them flexibility to access what may be shorter and more unpredictable share trading registration options, when the timing and pricing may be best for the company and us. In the event of a prolonged closure of the new share issue public trading markets, we can be flexible as our portfolio companies wait for a market recovery or seek alternative exist strategies. Since we are not subject to requirements to return invested capital to investors, we typically are not forced to seek a liquidity event more quickly than they otherwise might, which can result in a lower overall return on an investment.

Competition

A large number of entities compete with us to make the types of investments that we target as part of our business strategy. We compete for such investments with a large number of venture capital funds, other equity and non-equity based investment funds such as business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger than us and have considerably greater financial, technical and marketing resources than we do. In addition, some of our competitors may require less information than we do and/or have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and, as a result, such companies may be more successful in completing their investments.

There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition, and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Investment Advisory and Administrative Services Agreements

We are internally managed presently by our Investment Committee and Board of Directors until such time within in approximately 12-months that, our Board of Director selects an external Adviser. Our future external investment advisor shall be (“Morris Advisement”) or another licensed adviser company selected by our Board of Directors. It is expected that Morris Advisement elected by our Board shall be registered with the SEC or by State regulation according to the current law by George Morris, our Board Chairman. As an investment adviser under the Advisers Act. Although we are not aware of any current plans for our Investment Adviser to do so, our Adviser may also in the future provide similar investment advisory services to other entities in addition to us including other BDCs.. In the event that our Advisor provides investment advisory services to other entities, our Adviser intends to allocate investment opportunities in a fair, logical and equitable manner as it solely determines pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us.

Subject to the overall supervision of our Board of Directors, our Adviser shall manage our day-to-day operations and provides us with investment advisory services. Under the terms of the Investment Advisory and Administrative Services Agreement, as shall be in effect, our adviser Investments:

Determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

Determines which securities we will purchase, retain or sell;

Identifies, evaluates and negotiates the structure of the investments we make; and closes, monitors and services the investments we make.

Our external Adviser’s services under the Investment Advisory and Administrative Services Agreement will not be exclusive to us and the adviser is free to furnish similar services to other entities so long as its services to us are not impaired. Further, our investment adviser, its principals, investment professionals and the members of its Investment Committee may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates.

We pay our Advisor a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee payable to our Adviser and any incentive fees earned by our Adviser is ultimately borne by our common stockholders. Our officers do not receive any compensation directly from us. However, the principals and officers of the investment adviser who also serve as the Company’s officers receive compensation from, or may have financial interests in, the investment adviser, which may be funded by or economically related to the investment advisory fees paid by us to the investment adviser under to the Investment Advisory and Administrative Services Agreement.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets, where gross assets include any borrowings for investment purposes. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any equity capital raises or repurchases during the current calendar quarter.

The incentive fee is payable in arrears as of the end of each calendar year and equals 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fees. For purposes of determining the incentive fee to be paid, realized capital gains, realized capital losses and unrealized capital depreciation are each determined without regard to the holding period for our investments and include both long-term (held more than 12 months) and short-term holdings.

Pursuant to the Investment Advisory and Administrative Services Agreement, Our Adviser will also furnish us with equipment and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, our Adviser will performs, or facilitates the performance of, certain administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Adviser shall assist us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

We shall reimburse our Adviser for our allocable portion of overhead and other expenses incurred by it in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, including our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

Our primary operating expenses include the payment of: (i) investment advisory fees to our investment adviser, (ii) our allocable portion of overhead and other expenses incurred by our Adviser, as our administrator, in performing its administrative obligations under the Investment Advisory and Administrative Services Agreement, and (iii) other operating expenses which we have detailed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions.

We believe the investment advisory fees that we shall pay our Adviser fairly compensates it for the specialized knowledge that its principals and investment professionals have in managing our specialized pool of private and public equity investments. Specifically, we believe our investment adviser has a superior origination platform and approach based on company-provided information and access to company management, a unique understanding of the financial markets and the underwriting of risks associated with investing, and a structured portfolio monitoring process to evaluate our specific portfolio companies and ensure the integrity and reliability of our Board of Directors’ determination of the fair value of our portfolio company investments.

Our amended and restated Investment Advisory and Administrative Services Agreement, which shall be in effect, will be approved by our Board of Directors (including the non-interested directors) and by our stockholders with the retention of our new external Adviser. The new Investment Advisory and Administrative Services Agreement will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, or by the vote of a majority of our outstanding voting securities and a majority of our preferred shareholders, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities and a majority preferred shareholder is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

The Investment Advisory and Administrative Services Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the Investment Advisory and Administrative Services Agreement provide that we may terminate the agreement without penalty upon 60 days written notice to our Advisor. Such written notice or any request by the external Adviser for shareholders contact information shall include a complete list of BDC shareholder including their addresses and all other contact information known to our BDC and provided to the Adviser with seven days at the our BDCs expense. If our Adviser wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination. The Investment Advisory and Administrative Services Agreement may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities and preferred shareholders.

In addition, should we or our Adviser elect to terminate the Investment Advisory and Administrative Services Agreement, a new investment adviser may not be appointed without approval of a majority of our outstanding common stock and preferred stock shareholders, except in limited circumstances where a temporary adviser may be appointed without stockholder consent, consistent with the 1940 Act.

License Agreement

We have entered into a license agreement (“License Agreement”) with George Morris pursuant to which George Morris, our President granted us a non-exclusive license to use the name “Dr George.” Under the License Agreement, we will have a right to use the Dr George name and logo, for so long as Dr George or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Dr George” name or logo. The License Agreement will remain in effect for so long as the Investment Advisory and Administrative Services Agreement with our investment adviser are in effect.

Employees

Currently, we do not have any employees. The management of our investment portfolio will be the responsibility of our investment adviser to be approved. Or Adviser and its Investment Committee, which currently consist of George Morris, our Investment Committee and upon approval of our Adviser’s Investment Committee, must unanimously approve each new investment that we make. The members of the Investment Committee will not be employed by us, and will receive no compensation from us in connection with their portfolio management activities. However, our Adviser and their Investment Committee, through their financial interests in, or management positions with, our Adviser, will be entitled to a portion of any investment advisory fees paid by us to our Adviser pursuant to the Investment Advisory and Administrative Services Agreement.

Material U.S. Federal Income Tax Considerations

From incorporation through March 31, 2012, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).

We plan to elect as soon as possible by the law and the advice and assistance of licensed tax professional to be treated for tax purposes as a regulated investment company, or RIC, under the Code. However, we have not generated any taxable income as of March 31, 2012.

As a RIC, we generally will not have to pay corporate-level federal income taxes on any investment company taxable income (which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses) or any realized net capital gains (which is generally net realized long-term capital gains in excess of net realized short-term capital losses) that we distribute to our stockholders as dividends. We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders. To maintain RIC tax treatment, we must meet specified source-of-income and asset diversification requirements (as described below) and distribute annually at least 90% of our investment company taxable income)(the “Annual Distribution Requirement”).

In order to qualify and continue to qualify as a RIC for federal income tax purposes and obtain the tax benefits accorded to a RIC, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

●	Have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

●	Derive in each taxable year at least 90% of our gross income from (I) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (ii) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

●	Diversify our holdings so that at the end of each quarter of the taxable year:

● at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

● no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses, or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

Provided that we satisfy the Diversification Tests as of the close of any quarter, we should not fail the Diversification Tests as of the close of a subsequent quarter as a consequence of a discrepancy between the value of our assets and the requirements of the Diversification Tests that is attributable solely to fluctuations in the value of our assets. Rather, we will fail the Diversification Tests as of the end of a subsequent quarter only if such a discrepancy existed immediately after our acquisition of any asset and was wholly or partly the result of that acquisition. In addition, if we fail the Diversification Tests as of the end of any quarter, we will not lose our status as a RIC if we eliminate the discrepancy within thirty days of the end of such quarter and, if we eliminate the discrepancy within that thirty-day period, we will be treated as having satisfied the Diversification Tests as of the end of such quarter.

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts. Since our portfolio company investments will typically not generate current income (i.e., dividends or interest income), we do not expect to receive net ordinary income from which we could make distributions to our stockholders. Our distributions will also depend on our financial condition, maintenance of our RIC status, income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

Assuming we continue to qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated to the extent that we distribute any investment company taxable income or realized net capital gains to our stockholders as dividends. However, we will pay corporate-level federal income tax on any amount of realized net capital gain that we elect to retain and deem as a distribution to our stockholders. In the event we retain some or all of our realized net capital gains, including amounts retained to pay incentive fees to our investment adviser or our operating expenses, we may designate the retained amount as a deemed distribution to stockholders. In such case, among other consequences, we will pay corporate-level tax on the retained amount, each U.S. stockholder will be required to include its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit or refund equal to its allocable share of the corporate-level tax we pay on the retained realized net capital gain. The amount of the deemed distribution (net of such tax credit or refund) will be added to each U.S. stockholder’s cost basis for its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year.

Distributions, or deemed distributions, of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, regardless of the U.S. stockholder’s holding period for his, her or its shares. In general, non-corporate U.S. stockholders are subject to a maximum federal income tax rate of 15% on their long-term capital gains recognized in taxable years beginning before January 1, 2013. For taxable years beginning after December 31, 2012, non-corporate U.S. stockholders will be subject to a maximum federal income tax rate of 20% on their long-term capital gains. In addition, for taxable years beginning after December 31, 2012, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) are generally subject to an additional 3.8% tax on their net capital gains.

As a RIC, we are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending October 31 in that calendar year, and (iii) any ordinary income and realized net capital gains for preceding years that were not distributed during such years (the “Excise Tax Avoidance Requirement”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained realized net capital gains which we designate as “undistributed capital gain” or deemed dividend).

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). Although we are permitted to borrow funds under the 1940 Act and could use these borrowed funds to make distributions to satisfy the Distribution Requirements, we currently do not intend to borrow money for this purpose. Further, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by: (i) the illiquid nature of our portfolio, or (ii) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given year exceed investment company taxable income (which is likely to occur since our operating expenses are expected to exceed the amount of interest or dividend income we receive on our portfolio investments), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses including any incentive fees paid to our investment adviser can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, our stockholders may receive a larger capital gain distribution than they would have received in the absence of such transactions.

If we are unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, with respect to taxable years beginning before January 1, 2013, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate for non-corporate stockholders to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate dividend recipients would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

If we fail to qualify as a RIC in any taxable year, we would be required to satisfy the RIC qualification requirements in order to re-qualify as a RIC and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the no qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that were recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Business Development Company Regulations

The following is a general summary of the material prohibitions and descriptions governing business development companies. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

A business development company primarily focuses on investing or lending to private companies and making significant managerial assistance available to them. A business development company provides stockholders with the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits of investing in emerging growth, expansion stage or established stage companies. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to here as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets (the “70% test”). The principal categories of qualifying assets relevant to our business are any of the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)	is organized under the laws of, and has its principal place of business in, the United States;
(b)	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)	Satisfies any of the following:
(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a business development company or group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

(iv)	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company that we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, certificates of deposit, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

If less than 70% of our total assets are comprised of qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets, until such time as 70% of our then current total assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our gross assets in the securities of one such investment company or invest more than 10% of the value of our gross assets in the securities of such investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance

In general, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if requested to, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We expect that any managerial assistance we provide to our portfolio companies will likely involve consulting and advice on the going public process and public capital markets.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investment in portfolio companies. However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser will be borne by our common stockholders.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by our investment committee or future selected adviser’s principals. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he is aware of and any contact that he has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Morris Business Development Company, Box 1009, Newport Beach, CA 92659.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, certificates of deposit, U.S. government securities or high-quality debt securities maturing in one year or less. The management fee payable to our investment adviser will not be reduced while our assets are invested in such temporary investments.

Code of Ethics

We and our investment adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, DC. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the SEC’s website at www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.

Capital Structure

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in the best interests of the Company and our stockholders have approved the practice of making such sales.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. George Morris initially serves as our Chief Compliance Officer.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

●	Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

●	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	Pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal controls over financial reporting and, once our public float exceeds $75 million, must obtain an audit of the effectiveness of internal controls over financial reporting performed by our independent registered public accounting firm;

●	Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

●	Pursuant to Section 404 of the Sarbanes-Oxley Act and Rule 13a-15 of the Exchange Act, we are required to include in our annual report on Form 10-K a report from our management on internal controls over financial reporting, including a statement that our management is responsible for establishing and maintaining adequate internal control over financial reporting as well as our management’s assessment of the effectiveness of our internal control over financial reporting.

A reporting company that is a non-accelerated filer (with a public float below $75 million as of June 30 of the previous year) is exempt from the requirement to obtain an audit of the effectiveness of internal controls over financial reporting performed by their auditors. Accordingly, until such time as we have a public float in excess of $75 million, our auditors will not need to report on our management’s assessment of our internal control over financial reporting. However, we will be required to assess the effectiveness of our internal controls over financial reporting each year.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or a former stockholder to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We maintain a directors and officers liability insurance policy covering our directors and officers of the Company, insuring us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insuring us for certain securities claims. We also maintain an additional policy providing for excess coverage in the case of non-indemnifiable claims, covering our directors and officers. The coverage under these polices in certain cases extend to the officers, managers and employees of the investment adviser, and to the investment adviser’s Investment Committee. On November 4, 2011, we and the investment adviser entered into a joint liability insurance agreement, which was approved by our non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between us and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits. For the directors and officers liability insurance policy covering the policy year ending August 28, 2012, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to the investment adviser. None of the premium under the excess coverage policy is allocated to the investment adviser.

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

Brokerage Allocations and Other Practices

We will generally acquire our investments in privately negotiated transactions;however, we may use merger and acquisition and/or investment brokers in the normal course of our investing activities. And, we do intend to dispose of our publicly traded securities through brokers. Subject to policies established by our Board of Directors, our investment adviser is primarily responsible for the execution and sale of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. The investment adviser does not execute sales of our publicly held securities through any particular broker or dealer, but seeks to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While our investment committee and/or investment adviser will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our investment committee and/or adviser may select a broker based partly upon brokerage or research services provided to our investment adviser and to us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if the investment adviser, in accordance with Section 28(e) under the Exchange Act, determines in good faith that such commission is reasonable in relation to the services provided.

George Morris, Our President and Board Chairman is also a licensed Broker Dealer member of the Financial Industry National Regulatory Association (“FINRA”) and may be in a position to assist our BDC, shareholders and portfolio companies in the identification and arrangements with other non-affiliated FINRA licensed Broker Dealers for services. At this time Morris Financial, Inc. is not planning to charge a fee for such contact development services, but may charge a fee in the future as a fee for services approved by both FINRA and Securities Exchange Commission.

Available Information

We are required to file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.

We focus on the development of opportunities to invest in eligible portfolio companies as a closed end investment fund similar to a mutual fund and we help provide growth capital, strategic guidance and operational support. In some cases we may receive stock in portfolio companies for services provided by the Company both with and without cash. We may assist a client company with stock in our portfolio to grow their revenue and sales through substantial managerial support and capital sourcing. If a portfolio company meets the criteria, our Company may further assist them in “going public” for the benefit of all shareholders in the portfolio company and our Company.

As a business development company (“BDC”), Morris Business Development Company is able to raise money to acquire interests in small private businesses, as well as larger private companies, and distressed public companies as defined under the BDC provisions of the Investment Company Act. We intend to seek equity positions and on-going relationships with companies offering sustainable and profitable growth. We do not intend to limit our acquisitions to a single line of business or industry.

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

Morris Business Development Company shall seek to render significant managerial assistance to and/or control eligible companies. While we do not currently intend to invest as part of a group, we have not set any policy to that effect, and may determine to so invest in the future without seeking shareholder approval. We have not yet set a policy with respect to any assets that are not required to be invested in eligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act.

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

Morris Business Development Company Services

We shall market the services of our BDC through the Internet, telephone, direct mail and trade conferences. The financial and management consulting services industry is highly competitive. However, the BDC delivery of these services to smaller American companies is limited to approximately 100 Business Development Companies operating under the 1940 Investment Act.

Our President George Morris and a network of independent contractor financial sales representatives known to Dr. Morris may actively engaged in sales of BDC services.

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

We have a limited operating history.

Our business development company (“MBDE”)i s should be considered a “start-up”as of April 1, 2012 with a new Board of Directors after being nearly dormant since creation in 2006.. Therefore we have a limited operating history, except for providing very limited consulting services for one fee..

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

Our investments in private companies planning to become reporting and trading and/or in “thinly traded” public companies are extremely risky, and we could lose all our part of our investment.

Many factors uncontrollable in their environments and within their company require us to assume a high degree of risk without the ability to mitigate such risk.

Our portfolio company investments are in illiquid private and thinly traded public companies.

Our portfolio investment is illiquid until there is a successful completion of SEC reporting to commence trading which may never occur.

Our due diligence may fail to uncover relevant details that lead to a total loss of the portfolio investment.

Registering with the SEC cannot guarantee the identification or accuracy of relevant success factors for a portfolio company investment either before or after filing with the SEC, whether by fraud or accident.

Equity investments in portfolio companies do not provide the degree of security associated with lending.

An equity investment without collateral as with a “secured” debt investment is very high risk without any guarantees to mitigate the loss of payment or return from a portfolio investment.

You may not realize any dividend or capital gain return from our portfolio investments.

Our investment models and portfolio investments may all fail and cause a total loss of your investment.

Evaluation of our portfolio investments to determine net asset valuation of our BDC may be totally inaccurate.

Unrestricted with market quotations in an active market are valued at the market closing price on the valuation date. All other assets are valued at fair value as determined in good faith by our Board of Directors and. and may differ significantly from other opinions of value. There is no guarantee that we will be able to realize the fair value of our Board of Directors upon disposition of the asset.

A lack of diversification due to our limited size and limited opportunities increases risk of loss.

A limited number of portfolio investments limits our ability to diversify and creates concentration in all variables associated with alternative investments.

Portfolio company changes in debt, equity and other follow-on financial events may create substantial loss to the return on and return of investment in a portfolio company.

The board of a portfolio company may change the financial structure of a portfolio company and reduce our financial gain and protection of principal to a loss from both equity and debt.

A lack of control over the management of the portfolio company will allow management to do activities that can decrease or destroy the value of our investment.

Activities by portfolio company management can adversely affect our investment value..

A failure on our part to maintain our status as a business development company would limit our operation.

Our Operation as a closed-end investment company able to use the benefits of the Act would be terminated and lead to all or substantial loss of our investments.

We are dependent on our Board of Directors and Investment Committee for their decisions concerning our investments and future advisors.

The Board of Directors chaired By George Morris through the decisions of the Investment Committee decides and approve of the portfolio investments of our company. An external adviser will operate for us under an employment contact. There is no guarantee that our investment adviser will be successful in recruiting and/or obtaining investment professionals.

.

Changes in our portfolio earnings and operating results may affect the asset value of our BDC.

The net asset value of our BDC and the market price of our BDC shares are dependent on the performance of the portfolio investment, notwithstanding the effects of the general stock market.

Our business development company ability to grow and succeed depends on the personal relationships and contacts of our Chairman George Morris.

We shall have a non-exclusive independent contractor employment contract with Morris Advisory not requiring full-time activity for our us. In addition, there is no assumed conflict of interest by George Morris and/or the Morris Advisory for the Morris arrangements with other affiliated or independent BDC or advisory clients simply by working in the same activities...

Raising capital and sourcing portfolio company investments is a competitive activity that may block our ability to obtain the necessary money to acquire, invest and reach our goals.

Other business development companies, private equity funds, independent investors and others pursue the same capital and investment opportunities as we do...Our chairman may also direct and/or work with/participate with our competitors for compensation in addition to offering and stricture joint ventures between us and our competitors.

Incentive fees paid to our Investment Adviser George Morris and Morris Advisory my encourage Morris to make speculative investment with BDC risk assumption, Also, money borrowed by the BDC would increase the dollar amount paid to Morris on the base asset fee since it is a fee paid irrespective of performance.

This risk is mitigated by decisions of the independent Board of Director members approving investment and the common goal of the BDC and Morris Advisory to achieve capital gains realized from the sale of appreciated portfolio investment. However, conflicts of interest and threats to fiduciary responsibilities exist.

There are significant potential conflicts of interest, which could impact our investment returns and limit the flexibility of our investment policies.

Morris Investments is controlled by George P. Morris, who is Chairman of our Board of Directors and our other f Executive Officer, and other BDC Board and management members. Morris and these other BDC officers as principals of Morris Investments, collectively manage the business and internal affairs of Morris Investments. In addition, In addition, our executive officers and directors, and the principals of our investment adviser, may serve as officers, directors or principals of other entities or investment funds that operate in a line of business similar to our own. Accordingly, if this occurs, they have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

Our executive officers, directors and investment adviser intend to treat us in a fair and equitable manner consistent with their applicable duties under law so that we will not be disadvantaged in relation to any other particular client. Morris Investments will establish a procedure to ensure that conflicting opportunities are allocated between our BDC and such other funds in a fair and equitable manner. Our Board of Directors will monitor on a quarterly basis any such allocation.

We have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our executive officers and directors. under the 1940 Act, and we will take appropriate actions to seek board review and approval or exempted relief for such transaction.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our officers and directors also remain subject to the fiduciary obligations imposed by both the 1940 Act and applicable state corporate law. Our Board of Directors is charged with approving any waivers under our Code of Ethics. The Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties; as such term is defined in Item 404 of Regulation S-K. In accordance with Item 404, related parties generally include our directors and executive officers, any nominees for director, any immediate family member of a director or executive officer or nominee for director, and any other person sharing the household of such director, executive officer or nominee for director.

We shall pay Morris Investments our allocable portion of overhead and other expenses incurred by Morris Investments in performing its obligations under the Investment Advisory and Administrative Services Agreement, including a portion of the rent and the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff, which creates conflicts of interest that our Board of Directors must monitor.

Our investment adviser and its affiliates, officers and employees have certain conflicts of interest.

Our investment adviser, its principals, investment professionals and employees and the members of its Investment Committee serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates. Although our investment adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or its affiliates. If our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance.

Termination and resignation of our Investment Adviser may create a disruption of BDC operations that negatively affect the BDC operation.

This gap in investment management may create a severe disruption of activities and substantial loss of value to our BDC...

If our common stock trades below its net asset value per share, our ability to raise additional equity capital will be adversely affected, and any offering of our common stock at a price below net asset value will likely result in immediate dilution to investors upon the closing of any such offering.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and our stockholders approve such sale. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline.

If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance with proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted.

We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company, or RIC.

We intend to operate so as to qualify as a RIC in future tax years, however, no assurance can be given that we will be able to continue to qualify for and maintain RIC status in future years. As a RIC, we must meet certain income source, asset diversification and annual distribution requirements. In order to satisfy the income source requirement, we must derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, income from “qualified publicly traded partnerships” or other income derived with respect to our business of investing in such stock or securities. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. Covenants under loan and credit agreements could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement... If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate-level federal taxes could substantially reduce our net assets, the amount of income distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Because we may recognize current income before or without receiving cash representing such income, we may have difficulty satisfying the annual distribution requirement applicable to RICs. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus be subject to corporate-level income tax.

Even in the event the value of your investment declines, the base management fee will still be payable.

The annual base management fee is calculated as 2% of the value of our gross assets, which we pay monthly in arrears. The base management fee is payable regardless of whether the value of our gross assets or your investment declines. We may owe a base management fee regardless of whether we incurred significant realized capital losses and unrealized capital depreciation (losses) during the period for which the base management fee is paid.

We incur significant costs as a result of being a public company.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic SEC reporting.

Our Board of Directors is authorized to reclassify any unissued shares of our stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our charter permits our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Any issuance of preferred stock would be subject to certain limitations imposed under the 1940 Act, including the requirement that such preferred stock have equal voting rights with our outstanding common stock. In the event our Board of Directors opts to reclassify a portion of our unissued shares of common stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two directors. As a result, our preferred stockholders would have the ability to reject a director that would otherwise be elected by our common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities and replacement of our Adviser.. The issuance of preferred shares convertible into shares of common stock might also reduce the net income and net asset value per share of our common stock upon conversion.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

The effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. Any change in these laws or regulations, and the issuance of the implementing regulations could have a material adverse effect on our business and the value of your investment.

Risks Related to Our Common Stock

Investing in shares of our common stock is highly speculative and an investor could lose all or some of the amount invested.

We are focused on capital appreciation and growth along with income, through investments in the equity securities of later stage, private, pre-public stock companies, if and when they go public... By design, our fund has been structured as a high risk/high return investment vehicle. Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his entire investment. An investment in our common stock may not be suitable for investors with lower risk tolerance.

Our common stock price may be volatile and may decrease substantially.

The shares our common stock are listed on the Nasdaq/OTCBB Market and the trading price of our common stock has fluctuated substantially. The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares;

●	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

●	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

●	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

●	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

●	general economic conditions and trends;

●	fluctuations in the valuation of our portfolio investments;

●	public perception of the value of our portfolio companies;

●	operating performance of companies comparable to us;

●	market sentiment against the industry sectors in which invest in such as technology, software, and clean-tech; or

●	departures of any of the principals or other investment professionals of Morris Investments.

Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share... Because accurate financial and other data on our portfolio companies may be limited and not publicly disseminated, the public perception of their value may be unduly influenced by trading levels on secondary marketplaces, speculation about their prospects, market conditions, uninformed investor sentiment or other factors.. We cannot ever predict whether shares of our common stock will trade above, at or below our net asset value.

The possibility that our shares will trade at a discount from net asset value or at premiums that are unsustainable are risks separate and distinct from the risk that our net asset value per share will decrease.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The prevailing market price for our common stock could be adversely affected and could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

There is a risk that you may not receive dividends or that our dividends may not grow over time, particularly since we invest primarily in securities that do not produce current income, and any dividends we do pay are expected to vary significantly from year to year.

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. The amount and timing of any distributions to our stockholders can l fluctuate substantially. We expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments.

There is no assurance that our portfolio companies will complete an IPO or other liquidity event or that we will be able to realize any net capital gains from the sale of our publicly traded portfolio company investments. Accordingly, there can be no assurance that we will pay distributions to our stockholders in the future, and any distributions we do pay to stockholders will be paid only from net capital gains, if any, realized from the disposition of our portfolio company investments, after reduction for any incentive fees payable to our investment adviser, our operating expenses, and any other retained amounts.

Any unrealized depreciation in our investment portfolio could be an indication that we will be unable to recover the cost of our investment when we dispose of it in the future. This could result in realized capital losses in the future and ultimately in reductions of our net capital gains available for distribution in future periods.

We may retain some or all of our realized net capital gain to pay any incentive fees payable to our investment adviser and to pay our operating expenses, which may result in a deemed distribution to our stockholders.

Our Board of Directors currently maintains a distribution policy with the objective of distributing our net capital gains (which we define as our realized capital gains in excess of realized capital losses during the year, without regard to the long-term or short-term character of such gains or losses), if any. Our distributions will also depend on our financial condition, maintenance of our RIC status, corporate-level income and excise tax planning, compliance with applicable business development company regulations and such other factors as our Board of Directors may deem relevant from time to time.

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or large shareholders.

Sales of our shares of common stock by our officers through 10b5-1 plans or by large shareholders could adversely and unpredictably affect the price of those securities. Due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of its stock in a short period of time, the price of our stock may decline.

We will likely experience fluctuation in our quarterly performance.

Quarterly operating results can fluctuate significantly due to: the timing of services announcements and subsequent introductions of new or enhanced services by us and by our competitors, the market acceptance of our services, changes in our prices and in our competitors’ prices, the timing of expenditures for staffing and related support costs, the extent and success of advertising, and changes in general economic conditions.

Since our competitors have greater financial and marketing resources than we do, we may experience a reduction in market share and revenues.

Some of our current and prospective competitors have significantly greater financial, technical and marketing resources than we do, outside our control.

We are dependent upon portfolio clients for our sales, and the inability to attract new client companies would materially reduce our future revenues and could harm our business, financial condition and results of operations.

We are dependent upon portfolio clients for our sales revenue paid for the services we provide them.

We rely on a limited number of third-party suppliers to provide some of the services and products we resell and distribute.

We shall create and deliver most all of our services but plan to also sell management services and products to our portfolio investment clients such as software and training programs provided by independent third parties... There can be no assurance that there will not be a significant disruption in the supply of such products and services. Any delays, interruption or increased costs in the supply of such products and services could have an adverse effect on our ability to meet client demand for our products and result in lower revenues and net income both in the short and long-term.

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

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop... Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance and the performance of our portfolio companies. Our stock price could fluctuate significantly in the future based upon general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or services or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our clients. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the “Over-the-Counter Bulletin Board,” which may make it more difficult for investors to resell their shares due to suitability requirements.

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

Our share ownership is concentrated.

Our officers, directors and principal stockholders, together with their affiliates, beneficially own approximately 93% of our voting shares. As a result, these stockholders will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all or substantially all of our assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of the Company’s common stock.

We may change our investment policies without further shareholder approval.

We are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.

Our investments may not generate sufficient income to cover our operations.

We may not receive any return on our investment. The effect could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control..

Our board of directors will value our portfolio investments.

There is typically no public market of equity securities of the small privately held companies or a very limited trading market for thinly traded public companies. As a result, the valuation of the equity securities in our portfolio every quarter or more frequently is likely to be stated at fair value as determined by the good faith estimate of our Board of Directors. The estimated value of our portfolio of securities may differ significantly, favorably or unfavorably, from the values that would be placed on the portfolio if a ready active market for the equity securities existed.

We mayo target portfolio companies that are early to growth stage companies dependent upon the successful commercialization of their goods or services. Each of our investments in portfolio companies is subject to a high degree of risk, and we may lose all of our investment in a portfolio company if it is not successful.

We may be investing in early to growth stage companies and others that we believe can benefit from our expertise in structural support and market entry. Early to growth stage companies are subject to all of the risks associated with newer businesses. We cannot assure that any of our investments in our portfolio companies will be successful. We may lose our entire investment in any or all of our portfolio companies, even if our portfolio companies are able to deliver commercially viable products. Commercial success is difficult to predict and the marketing efforts of our expected portfolio companies may not be successful.

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

Securities and tax laws and regulations governing our activities may change in ways adverse to our and our shareholders’ interests, and interpretations of these laws and regulations may change with unpredictable consequences. Any change in the laws or regulations that govern our business could have an adverse impact on us or on our operations. These new or changed laws, regulations and standards are subject to varying interpretations in many cases because of their lack of specificity, and as a result, their application in practice may evolve over time, which may well result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We have never had any annual net profit and there is no assurance that we will be able to achieve the financing necessary to enable us to proceed with the development of our business plan.

We have never generated an annual net profit. Our primary activity to date had been our electronic media duplication, replication, and packaging services, and more recently, the development of our BDC business plan. We have stopped investing any additional capital or resources in the media business. Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance of a profit... Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

We need to raise capital in order to fulfill our business plan.

To date we have relied private loans and equity investments from George Morris, our CEO, Chief Financial Officer and controlling shareholder to fund operations. We have generated little revenue and have extremely limited cash liquidity and capital resources. Any equity financings could result in dilution to our stockholders. Debt financing may result in high interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce or curtail operations.

The services of our directors, officers and key staff are essential to our future success.

We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of George Morris, Ph.D., our CEO and Chief Financial Officer. However, we are seeking additional management assistance through new members of our Board of Directors and partnering and joint participation from non-affiliated third parties... Any temporary or permanent loss or interruption of our key personnel’s services, as occurred in the last few years with the George Morris, could adversely affect our ability to develop our business plan. Our future success depends to a significant extent on the continued service and coordination of our senior management team and we cannot assure you we would be able to find an appropriate replacement for key personnel. Currently, we have no employment agreements or life insurance on Dr. Morris.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

George Morris, our CEO, provides approximately 100 square feet of office space in Newport Beach, California on a deferred payment basis valued at $100 a month. There is a large amount of office and storage space available for less than $2.00 per square foot within three miles of the existing office.

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

The following table sets forth the high and low trade information for each quarter within the three most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Bid Prices
Calendar Year Ended March 31,	Period	High	Low

2010	First Quarter	$.03	$0.00
	Second Quarter	.10	.03
	Third Quarter	.03	.00
	Fourth Quarter	.00	.00

2011	First Quarter	$.10	$0.00
	Second Quarter	.03	.00
	Third Quarter	01	.06
	Fourth Quarter	.00	.00
2012	First Quarter	$.02	$0.02
	Second Quarter	.021	.015
	Third Quarter	.015	.015
	Fourth Quarter	.75	.06

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

See the new financials from John.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company

	For the Years Ended March 31,
	2011	2010	2009	2008	2012

Statement of Operations Data:
Total revenues	$10,900	3,5008	14,513	104,978	7,500
Income (loss) from continuing operations	(16,115)	(28,460)	(42,262)	(12,046)	7,500
Net income (loss)	(30,737)	(47,750)	(480,348)	(30,854)	(7,300)
Net income (loss) per common share from continuing operations	(0.00)	(.0.00)	(0.044)	(0.00)	(7,300)

Balance Sheet Data:
Current assets	$13,915	12,500	12,500	7,420	12,926
Total assets	13,915	12,500	12,500	134,853	25,427
Current liabilities	28,293	84,912	69,301	25,187	2 ,389
Total liabilities	70,330	415,287	367,537	416,042	2 ,389
Total stockholders’ equity (deficit)	(56,4152	(402,787)	335,037)	(281,185)	23,026
Total dividends per common share	-	-	-	-	-

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

Overview

We focus on the development of opportunities to invest in eligible portfolio companies by providing stage capital, strategic guidance and operational support.

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

Results of Operations for the Years ended March 31, 2011 and 2012

Introduction

In 2011, our revenues were $10,090, compared to $7,500 in 2012, adecrease of approximately 31.2%. This decrease was a result of the slow startup effort for business development clients in a bad economy and the start of our management assistance business development business.

Revenues and Loss from Operations

Our revenue, cost of revenue, total operating expenses, and loss from operations for the year ended March 31, 2012 as compared to the year ended March 31, 2011 are as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2012	Percentage Change

Revenue	$10,090	$7,500	(25.7)%
Cost of revenue	-		0.0%
Total operating expenses	(26,205)	(14,800)	(43.5)%

Loss from Operations	$(16,115)	$(7,300)	(54.7)%

Revenues for the year ended March 31, 2012 were $7,500., a decrease of $2,590 from $10,090, for the same period ended March 31, 2011. All of our revenue was generated by our business development services in the year ending March 31, 2012. The decrease in revenue is due to the start of our new business direction.

Cost of revenues for the year ended March 31, 2012 was $0, no change for the same period ended March 31, 2011. The no change in cost of revenues was primarily due to the no-change in services delivered...

Operating expenses were $10,345 and $26,205, respectively, for the year’s ended March 31, 2012 and 2011. The operating expenses incurred during each of the years were:

	Year Ended March 31, 2011	Year Ended March 31, 2012	Percentage Change

Operating Expenses:
Professional fees	$15,6568	$7,874	(49.7)%
Salaries and related expenses	0	0	-0-)%
Consulting fees paid to related parties	8,345	1,750	449.0%
Other	2,204	7 21	(79.0)%
Total Operating Expenses	26,205	10,345	(60.5)%

Total operating expenses were $10,345 for the year ended March 31, 2012 versus $26,205 for the year ended March 31, 2011, which is a decrease of $15,860. The majority of the reduction was due to lower professional and consulting fees...

Non-Operating Income (Expense) and Net Income (Loss)

Our other income and expenses and net loss for the years ended March 31, 2012 and 2011 are as follows:

	Year Ended March 31, 2011	Year Ended March 31, 2012	Percentage Change

Other income (expenses)	$(2,204)	$(721)	(67.2)%
Interest expense	(14,622)	(4,455)	(70.0)%
Total other income (expenses)	(14,622)	(4,455)	(70.0)%

Net income (loss)	$(30,737)	$(7,300)	(76.3)%

The interest expense for each of the years presented is related to notes owed to George Morris, our CEO, Chief Financial Officer and Secretary.

During the twelve months ended March 31, 2012, our total other expenses decreased to $1,483 compared to the twelve months ended March 31, 2011. The net loss for the year ended March 31, 2012 was $7.300, versus a net loss of $30,737 for the year ended March 31, 2011.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2012, we had a negative cash flow from operations of ($7,300). Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2012, as compared to March 31, 2011 were as follows:

	March 31,	March 31,
	2011	2012

Cash	$1,415	$5,426
Accounts receivable	0	7 ,500
Total current assets	12,500	25,246
Total assets	13,915	25,246
Total current liabilities	28,293	2,390
Total liabilities	70,330	2,390

Cash Requirements

As of March 31, 2012, we had total shareholder equity of $23,036. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital. Funds will also be utilized for continued legal and professional fees as a result of legal securities filings and reserve or deposit requirements which are needed for our administrative support business... We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2012 and 2011 were $(42,938) and $(92,065), respectively. We hope to operate at approximately break-even before December 31, 2013 and generate a small positive cash flow from the operations of our BDC consulting activities.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2012 and 2011 were $46,794 and $92,497, respectively.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and one eligible portfolio company, there is no quantitative information, as of the end of March 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders

Morris Business Development Company

Irvine, California

I have audited the accompanying balance sheet of Morris Business Development Company as of March 31, 2012 and 2011 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy

Certified Public Accountant

Irvine, California

June 27, 2012

MORRIS BUSINESS DEVELOPMENT COMPANY

Balance Sheet

as at March 31,

	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$5,426	$1,415
Marketable Securities	12,500	12,500
Accounts Receivable	7,500	-

TOTAL ASSETS	$25,426	$13,915

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$2,390	$2,231
Accrued Interest	-	26,062
Notes Payable - Related Parties	-	41,847
Due to Officer	-	190

Total Liabilities	2,390	70,330

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 40,000,000 shares authorized, 23,667,000 shares issued and outstanding as at March 31, 2011 23,667,000 shares issued and outstanding as at March 31, 2012	23,667	23,667
Additional Paid-in Capital	930,459	23,667
Accumulated Deficit	(907,718)	(900,418)
Accumulated other comprehensive income (loss)	(23,372)	(23,372)

Total Stockholders’ Equity (Deficit)	23,036	(56,415)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,426	$13,915

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Operations

For the years ended March 31, 2012, 2011 and 2010

	2012	2011	2010
Revenue
DVD/CD replication	$-	$10,090	$3,300
Consulting	7,500.00	-	-
Total Revenue	7,500.00	10,090	3,300

Cost of Revenue	-	-	660

Gross Profit	7,500.00	10,090	2,640

Operating Expenses:
Professional Fees	7,874	15,656	23,088
Consulting	1,750	8,345	1,520
Other	721	2,204	6,492
Total Operating Expenses	10,345	26,205	31,100

Loss from operations	(2,845)	(16,115)	(28,460)

Non-operating income (expense)
Interest expense	(4,455)	(14,622)	(19,290)

Loss before income taxes	(7,300)	(30,737)	(47,750)

Provision for income taxes	-	-	-

Net Loss	(7,300)	(30,737)	(47,750)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	23,677,000	23,667,000	13,000,000

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Stockholders’ Equity
For the period April 1, 2006 through March 31, 2012

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Beginning balance as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

Share issued for debt settlement Sep. 30, 2010 at $0.03 per sh.	10,667,000	10,667	309,333			320,000
Contribution of assumption of liabilities by officer Mar. 31, 2011			57,109			57,109
Net loss for the year				(16,115)	(14,622)	(30,737)

Balances, March 31, 2011	23,667,000	23,667	843,708	(900,418)	(23,372)	$(56,415)

Contribution of note payable extinguished March 31, 2012			50,968			50,968
Contribution of cancellation of liabilities by officer Mar. 31, 2012			35,783			35,783
Net loss for the year				(7,300)		(7,300)

Balances, March 31, 2012	23,667,000	23,667	930,459	(907,718)	(23,372)	23,036

The accompanying notes are an integral part of these financial statements.

 MORRIS BUSINESS DEVELOPMENT COMPANY

 Statement of Cash Flows

 for the years ended March 31, 2012, 2011 and 2010

	2012	2011	2010

Cash flows from operating activities:
Net loss	$(7,300)	$(30,737)	$(47,750)
Adjustments to reconcile net loss to net cash used by operating activities:
Related party payable issued for consulting and office expense	-	(78,145)	8,094
Change in operating assets and liabilities:
Accounts receivable	(7,500)
Accounts payable	159	(56,619)	15,611
Accrued Interest	(26,062)

Net cash (used by) operating activities	(40,703)	(165,501)	(24,045)

Cash flows from investing activities
Net cash (used by) investing activities	-	-	-

Cash flows from financing activities:
Proceeds (repayment) of Loans to/from Officers	(190)	(210,193)	24,045
Issued shares for debt settlement		320,000
Repayment (reclassification) of related party loans	(41,847)
Contribution of assumption of liabilities by officer	86,751.00	57,109
Net cash provided by financing activities	44,714.00	166,916	24,045

Net increase (decrease) in cash	4,011	1,415	-

Cash, beginning of the period	1,415	-	-

Cash, end of the period	$5,426	$1,415	$-
Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO AUDITED FINANCIAL STATEMENTS

MARCH 31, 2012

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

On March 29, 2007 the Company registered a name change to Morris Business Development Company with the California Secretary of State.

The Company has commenced the development of new management consulting services to assist American client companies are in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company has received 2.5 million shares from its first client for financial consulting work completed in the fiscal year ended March 31, 2008.

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

Long-lived assets

The Company periodically analyzes long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with Financial Accounting Standards Board ASC (Accounting Standards Codification) No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair Value is generally determined using a discounted cash flow analysis. As at March 31, 2012, the Company does not believe any adjustment for impairment is required.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

The carrying amounts of the Company’s financial assets as at March 31, 2012 were measured against the three levels of inputs required by the standard to measure fair value:

	Level 1	Level 2		Level 3
	Quoted		Observable	Unobservable
	Prices		Inputs	Inputs	Total

Marketable Securities	$12,000
	$12,000	$		$-	$12,000

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff accounting bulletin (SAB) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibles is reasonably assured. The Company recognizes consulting fee revenue when the transaction is complete and the fee has been earned.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended March 2011 and 2010 were insignificant.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with FASB ASC Topic 260, “Earnings per share”. Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive

Gain, respectively. On March 31, 2012 and 2011, marketable securities have been recorded at $12,500 and $12,500 respectively, based upon the fair market value of the marketable securities.

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	12,500	(8,750)	PK

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated a sustainable source of income and has accumulated deficit of $907,718 at March 31, 2012.

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

On March 31, 2012 a note payable of $41,847 together with accrued interest of $9,121 was cancelled and recorded as capital contributed to the company.

On March 31, 2012 a Note payable to an Officer of the Company of $41,847 and a payable to the officer of $190 together with accrued interest of $19,452 was cancelled and recorded as capital contributed to the Company.

As of March 31, 2012 and 2011 the Company had authorized 10,000,000 preferred shares of par value

$0.001, of which none was issued and outstanding.

As of March 31, 2012 and 2011 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 23,667,000 were issued and outstanding.

NOTE 5	RELATED PARTY TRANSACTIONS

George Morris is the chairman of MBDE.  As of March 31, 2011, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	90.59%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

The Company’s note payable to Apple Realty, Inc. of $41,847 was extinguished during the year by its cancellation, together with accrued interest of $9,121. The note was due on demand, and was secured by assets of the Company.  Interest accrued at 6% per annum.

The Company’s payables to the Company’s chairman of $15,005 and $190 were extinguished during the year by his cancellation of the debt, together with accrued interest of 20,588.

NOTE 6	CONCENTRATION OF CREDIT RISK

For the year ended March 31, 2012, 2011 and 2010, revenue from the top two customers represents (None), 100% and 100% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers was zero as of March 31, 2012, 2011 and 2010. For total purchases for the twelve month periods ended March 31, 2012, 2011 and 2010 the Company had two top vendors who represent (None), 100% and 100% of the Company’s total purchases.  Accounts payable balance outstanding for these vendors was zero, zero and $526 as of March 31, 2012, 2011 and 2010, respectively.

NOTE 7	INCOME TAXES

No provision was made for federal income tax for the years ended March 31, 2012, 2011 and 2010, since the Company had a significant net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2027. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry forward for federal and state income tax purposes was approximately $907,000 as of March 31, 2012.

The components of the net deferred tax asset are summarized below:

	2012	2011	2010
Deferred tax asset – from net operating loss	$363,087	$360,167	$350, 641
Less valuation allowance	(363,087)	(360,167)	350,641)
Net deferred tax asset	$-	$-	$-

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some or all of the deferred tax asset will not be realized.

The valuation allowance increased in 2012 by $2,920 and in 2011 by $12,295 due to the increase in net operating losses in these years.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2012	2011	2010

Tax expense (credit) at statutory rate-federal	(34)%	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)	(6)
Changes in valuation allowance	40	40	40
Tax expense at actual rate	-	-	-

Income tax expense consisted of the following:

	2012	2011	2010
Current tax expense:
Federal	$-	-	-
State	800	800	800
Total current	$800	$800	$800

Tax expense	$800	$800	$800

NOTE 8	SUBSEQUENT EVENTS

Events subsequent to March 15, 2012 have been evaluated through June 29, 2012, the date these statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading. Management found no subsequent events to be disclosed.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 24, 2010,the Company”, through and with the recommendation of its Audit Committee and approval of its Board of Directors, engaged John Kinross-Kennedy, CPA of Irvine, California (“Kennedy”) as its independent registered public accounting firm as reported in Form 8-K June 24, 2010 filed on June 25, 2010.

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

ITEM 9B – OTHER INFORMATION

William Nordstrom resigned as a director of our company on June 12, 2009. Charles Yesson was appointed to serve as a director. Charles Yesson resigned November 27, 2011.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or exec3utive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)
George Morris, Ph.D.	73	Chairman of the Board (1998); President (2007); Chief Executive Officer (2007); Chief Financial Officer and Secretary (1998)

Larry Williams	57	Director (2011)

Paul Rademaker	66	Director (2011)

Glenn Traylor		Director (2011)

GEORGE MORRIS, Ph.D. Dr. Morris is the Chairman of the Board of Directors, principal shareholder, Chief Financial Officer of Morris Business Development Company. Dr. Morris is also the Chairman of Internet Infinity, Inc., the parent company and previous owner of 100% of our shares. Dr. Morris resumed the duties of CEO in 2011 to operate the Business Development Company. Dr. Morris was also the President of Apple Realty, Inc. which is inactive as Hollywood Riviera Studios the owner of L&M Media, Inc. since 1990. Dr. Morris is also the President, of Morris Financial, Inc., a NASD member broker-dealer firm, since 1987. He has been active in designing, negotiation and acquiring systems for accounting and operations of Morris Business Development Company and its affiliates. Dr. Morris has produced over 20 computer-training programs in CD-ROM. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Morris Business Development Company Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 - 1999). He has since retired from teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, and a speaker on a number of topics relating to Internet Marketing for domestic and foreign markets and Sales Force Management. George Morris returned to full time work activity in late 2011from a serious automobile accident in the fiscal year ended March 31, 2011.

LARRY WILLIAMS,Mr. Williams is an independent member of our Board of Directors. He has Thirty-six years career experience from 1975 to present specializing in real estate and corporate transactions. real estate transactions have included acquisitions, entitlements, construction, joint ventures financing and mortgage banking acting in the capacity as a principal and/or as a consultant for clients’ corporate transactions .have included asset-based financing, mergers and acquisitions, corporate debt restructuring, strategic partnerships and capital raises utilizing private investment funds, investment banking firms, fund managers and venture capital firms. In addition to the private investor base clients have also included both public and private companies. Typical projects include real estate finance and development as well as corporate finance and ventures acting in the capacity as a principal and/or as a consultant for clients. These projects are typically in a value range of $5 Million to $100 Million. On some occasions certain projects have been significantly over $100 Million. We feel that in addition to Mr. Williams experience especially in acquisitions and corporate financing, his integrity and clear thinking will be a valuable asset in our BDC development.

PAUL RADEMAKER, MBA. Mr. Rademaker is a married father of five, experienced manufacturing executive with an MBA and a BS in Chemistry. A proven track record in providing expertise in Enterprise Resource Planning implementation and a turnaround specialist for companies both domestic and international. He as 30 years of business management, having held senior executive positions as president chief operations officer, chief financial officer and in an array of businesses. Also, he has 15 years as a consultant specialized in turning around financially troubled companies in a variety of market places. The last ten years serving as a financial and administrative consultant to Real Estate/Mortgage brokerages. Adjunct Professor of business at Pepperdine University. We feel that in addition to his experience especially in dealing with turning around troubled companies, his interest in helping entrepreneurs in the field and at the University will be especially valuable to the development of our BDC.

GLENN TRAYLOR, will be joining us very soon with his extensive experience in real estate and business financing. We hope our plans to become associated with Mr. Traylor are fulfilled, but we cannot guarantee his joining our BDC at this time.

Audit Committee

Our Directors and Morris serve as our audit committee. The audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Other Committees

New members for the intended Finance, Compliance and Personnel Committees shall be recruited and/or appointed as needed and available.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2012 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards*	Total

George Morris, Chairman, CEO	2012	$000	$0	0	$000
	2011	$000	$0	0	$000

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

Employment Contracts

We currently do not have any employment agreements with our officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of March 31, 2012, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of March 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensate- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Morris	0	0	0	0	0	0	0

Glenn Traylor	0	0	0	0	0	0	0

Larry Williams	0	0	0	0	0	0	0

Paul Rademaker	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of March 31, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

All Executives	0	0	0	0	0

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2012, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

George Morris (3)	Director	18,752,967	70.96%

L&M Media, Inc. (3)	George Morris Beneficial - Owner	2,672,690	9.32%

Apple Realty, Inc.	George Morris Beneficial	5,000,000	17.44%

All Officers and Directors as a Group (2 persons)		26,425,657	92.18%

(1)	Unless stated otherwise, the address of each beneficial owner is c/o Box 443 Avenue G, , Redondo Beach, CA 90277.

(2)	Unless otherwise indicated, based on 28,666,667 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Mr. Morris is the registered/beneficial holder of 26,425,657 shares of our common stock but is attributed the combined shares of 23,752,967 held by Hollywood Riviera Studios/Apple Realty, Inc. and L&M Media, Inc. (2,672,690 shares), because he exercises voting and/or dispositive power over the securities held by Hollywood Riviera Studios and L&M Media, Inc.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are under the control of George Morris, our CEO and Chief Financial Officer, who beneficially owns 92.28% of our issued and outstanding common stock.

The basis of his control is set forth below:

●	Mr. Morris directly owns 65.4.6% of our issued and outstanding common stock;

●	Mr. Morris owns 100% of Apple Realty, Corp which owns 17.44% of our issued and outstanding common stock; and

●	Mr. Morris owns 100% of L&M Media, Inc. which owns 9.32% of our issued and outstanding common stock.

We had been either a division or a wholly-owned subsidiary of Internet Infinity, Inc., since incorporating our business in 1998. Our shares previously owned by Internet Infinity were distributed on September 28, 2001 to the Internet Infinity shareholders of record on September 18, 2001. We now operate independently of Internet Infinity but we share in common the office facilities. Internet Infinity is a party related through a common controlling shareholder. George Morris is our Chief Financial Officer, Vice President, CEO of the Board of Directors and our controlling shareholder. As of March 31, 2010, his beneficial ownership of the percentages of the outstanding voting shares of the related parties is listed below:

●	Morris Business Development Company	92.16%
●	Internet Infinity, Inc.	85.1%
●	Morris & Associates, Inc.	71.30%
●	Apple Realty, Inc.	100.00%

Apple Realty, Inc., owned by George Morris included all its debt in the swap of debt for shares by George Morris as of March 30, 2012. The balance to Apple Realty, Corp is zero.

During the year ended March 31, 2012, we incurred no consulting fees to Apple Realty, Inc.

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

During the year ended March 31, 2012, we issued 5,000,000 shares of our common stock to Apple Realty, Corp. George Morris Benefactor for cash consideration of $100,000, which was the value on the date the board of directors, authorized the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2011 and 2010, our principal independent accountant billed us $5,500 and $15,500, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q. For the year ended March 31, 2012, the estimated fees are $6,000.

Audit – Related Fees

During the fiscal years ended March 31, 2011 and 2012, our principal independent accountant billed us $0 and $0, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2012, our principal independent accountant billed us $0 in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2012, our principal independent accountant billed $0 for any other fees.

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

Morris Business Development Company

Dated: July 3, 2012	By	/s/George Morris
George Morris, President and CEO

Dated: July 3, 2012		/s/ Larry Williams
Larry Williams, Director

