Form 10-Q
period 2012-06-30
Morris Business Development Co
filed 2012-08-13
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended June 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission files number 814-00724

MORRIS BUSINESS DEVELOPMENT COMPANY

(Exact name of registrant as specified in its charter)

California	33-0795854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 Nice Lane #108
Newport Beach, CA	92663
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

Applicable only to corporate issuers:

As of August 11, 2012, there were 25,667,000 shares of common stock, par value $0.001, issued and outstanding.

2

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

ITEM 1 Financial Statements and Financial Notes

Balance Sheets June 30, 2012 (Unaudited) and March 31, 2012	F-1
Statements of Operations for the Three Month Periods Ended June 30, 2012, 2011 and 2010 (Unaudited)	F-2
Statements of Cash Flows for the Three Month Periods Ended June 30, 2012, 2011 and 2010 (Unaudited)	F-3
Notes to Unaudited Financial Statements	F-4

3

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet
as at June 30, 2012 and March 31, 2012

	June 30, 2012	March 31, 2012
	Unaudited
ASSETS
Current Assets
Cash and Cash Equivalents	$4,491	$5,426
Marketable Security	6,250	12,500
Accounts Receivable	7,500	7,500
Loan to Officer	2,000

TOTAL ASSETS	$20,241	$25,426

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$5,390	$2,390

Stockholders' Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized; none issued andoutstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized; 23,667,000 shares issued and aoutstanding as at June 30, 2011, and 25,667,000 shares issued and outstanding as at June 30, 2012.
	25,667	23,667
Additional Paid-in Capital	928,459	930,459
Accumulated Deficit	(915,903)	(907,718)
Accumulated other comprehensive income (loss)	(23,372)	(23,372)

Total Stockholders' Equity (Deficit)	14,851	23,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,241	$25,426

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
for the three months ended June 30, 2012, 2011 and 2010
(Unaudited)

	2012	2011	2010
Revenue
DVD/CD replication
Consulting	3,000	-	-
Total Revenue	3,000	-	-

Cost of Revenue	3,000	-	-

Gross Profit	-	-	-

Operating Expenses:
Professional Fees	462	3,350	2,661
Consulting	-	500	900
Other	1,473	1,012	281
Total Operating Expenses	1,935	4,862	3,842

Loss from operations	1,935	(4,862)	(3,842)

Non-operating income (expense)
Interest expense	-	628	4,716
Beneficial conversion expense
Total other expense	-	(628)	(4,716)

Loss before income taxes	1,935	(5,490)	(8,558)

Provision for income taxes

Net Loss	1,935	(5,490)	(8,558)

Other comprehensive loss
Unrealized loss on marketable securities	(6,250)	-	-

Comprehensive Loss	(4,315)	(5,490)	(8,558)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	25,667,000	13,000,000	13,000,000

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the three months ended June 30, 2012, 2011 and 2010
(Unaudited)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(8,185)	$(5,490)	$(8,558)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss on marketable securities	6,250	-	-
Change in operating assets and liabilities:
Accounts receivable	3,000
Accounts payable		3,029	(17,770)
Net cash (used by) operating activities	1,065	(2,461)	(26,328)

Cash flows from financing activities:
Notes payable
Loans from Officers	(2,000)		23,586
Receivables from related party			3,591
Due to affilates		1,200

Net cash provided by financing activities	(2,000)	1,200	27,177

Net increase (decrease) in cash	(935)	(1,261)	849

Cash, beginning of the period	5,426	1,415	-

Cash, end of the period	$4,491	$154	$849

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

June 30, 2012

NOTE 1	BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

These interim financial statements as of and for the three months ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2012 report on form 10 K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures” for financial assets and liabilities. ASC820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

●	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2012 reflect

●	Marketable Securities: Level 1 based on quoted price in an active market.

●	Loan to Officer Level 2 based on observable inputs.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three months ended June 30, 2012, 2011 and 2010 were negligible.

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

The Company has no potentially dilutive securities outstanding as of June 30, 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated fiASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

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

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	6,250	(15,000)	LPPI

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain, respectively. On June 30, 2010, marketable securities have been recorded at $6,250 based upon the fair value of the marketable securities.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $915,903 at June 30, 2012. Its total assets exceeds its total liabilities by $14,851.

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

NOTE 4

On June 30, 2012, 2,000,000 shares of common stock were issued for a subscription of $100,000 from cancellation of debt. The stock was priced at $100,000 based on the closing market price of $0.05. No gain or loss on extinguishment of debt was recorded.

As of June 30, 2012, and 2011 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none were issued and outstanding.

As of June 30, 2012 and 2011 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 25,666,667 shares were issued and outstanding on both dates.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company loaned the President of the Company $2,000 on June 30, 2012.

On March 31, 2012 the President of the Company subscribed for 2,000,000 of common stock by cancellation of $100,000 of the Company’s debt to him. On June 30, 2012 the Company issued the President 2,000,000 shares of common stock for his subscription.

NOTE 6	INCOME TAXES

No provision was made for federal income tax for the six months ended June 30, 2012, since the Company had net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2032, unless utilized. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes was approximately $901,000 as of June 30, 2012.

The Company has recorded a 100% valuation allowance for the deferred tax asset since in the opinion of management, it is more likely than not that some or all of it will not be realized.

MBDE 063012 10Q Notes 081112 1215

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

General Overview

We focus on the development of opportunities to invest in eligible portfolio companies by providing either early stage capitaland/or “fix-it” capital for existing private or thinly traded public companies along with strategic guidance and operational support.

Our principal objective is both current consulting income and long-term capital appreciation. We may invest in debt securities of these companies, or may acquire an equity interest in the form of common or preferred stock, warrants or options to acquire stock or the right to convert the debt securities into stock. We may invest alone, or as part of a larger investment group. Consistent with our status as a BDC and the purposes of the regulatory framework for BDC’s under the 1940 Act, we will provide managerial assistance, potentially in the form of a consulting agreement or in the form of a board of director’s seat, to the developing companies in which we invest.

In addition, we may acquire either a minority or controlling interest in companies in a roll-up strategy. It is anticipated that any acquisitions will be primarily in exchange for our common stock, or a combination of cash and stock. The principal objective of acquisitions pursuant to a roll-up strategy would be to consolidate an industry and either sell the acquired entities as a larger unit, or take the unit public through an initial public offering, spin-off to our shareholders, or reverse merger into a publicly traded shell corporation.

We shall currently operate as an internally managed investment company until such time as we are ready to select either an independent or affiliated external management company discussed below. Our operations may be governed by an Investment Advisory Management Agreement to be entered into between us and a new investment advisory limited liability company which may be and probably will be formed and wholly-owned by our Chairman, George Morris. We have not elected to but plan to attempt to qualify without a guarantee of success or timing, to be taxed as a regulated investment company as defined under Subchapter M of the Internal Revenue Code.

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

BUSINESS

General

Morris Business Development Company, a California corporation (referred to as “we,” “us,” “our” or the “Company”) was incorporated on March 10, 1998, in the State of California, as Electronic Media Central Corporation. Prior to our incorporation, we commenced sales distribution operations in late 1996 as a division of Internet Infinity, Inc. (“Internet Infinity”). Following our incorporation, in April 1998, we continued to provide such services as a 100% wholly owned subsidiary of Internet Infinity. Internet Infinity supplied us with management support to launch our Internet sales distribution activities.

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

As of March 31, 2012 George Morris, Ph.D. returned to operations as the CEO of the Company with the full motivation to build the mission of the Company. Dr. Morris and the new independent Board of Directors plan to seek revenue and profits for the Company through strategic partnering and acquisitions as a Business Development Company, (“BDC”).

Description of Business

General

Most Business Development Companies (“BDC”) that comply with the 1940 Investment Act are similar in their business and investment operations due to the standard compliance requirements. However, there are significant differences between individual BDC philosophies and investment strategies. Therefore, only careful reading of our BDCs SEC filings and other reports can point out our differences for the benefit of the reader.

Currently, we are an internally managed, non-diversified, closed-end management Investment Company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of American companies, cash, cash equivalents, U.S.A. government securities and high-quality debt investments. See “Regulation as a Business Development Company” below.

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

MODEL 1. INCOME GENERATION

Income generation is sought from facilitating short terms secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced factors.These are factors with existing software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

Long term secured loans to refinance and acquire additional plant, equipment and/or other earnings and assets could provide cash flow income to our investors. This Lending income may pass through interest and fees paid for secured loans for such purposes. Leasing revenues and fees paid from” borrowers”as renters rather than to own assets, including sale lease backs, may also provide cash income paid to our investors.

We cannot guarantee any rate of return results to our investors. However, we plan to payout 98% of the BDC net lending income to seek benefit from our intended RIC tax status.

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

The main strategy for value creation of portfolio companies is SEC registration for transparency with financial reporting and liquidity through subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” ratio between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion for going from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset, and earnings acquisition are improved when a company is publically traded versus privately owned and operated.

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

Our shareholders can participate in our portfolio income and capital appreciation with our fund that allows them to share in our potential share value increase from our investment... We believe the shares of a company we invest in should trade at a higher price when that price is based on earnings increases and/or an increased price earning multiple, of a “successful” public SEC reporting company, than on a non-reporting privately held company. Any increase share value of our portfolio investments should increase the Net Asset Value, (“NAV”) of our BDC and subsequent market price of our BDC traded shares listed under the OTCBB symbol: “MBDE.”

However, the success of these strategies and models by us cannot be guaranteed.

We commenced our portfolio company investment activities several years ago with our first acquisition. Leep Company was brought to us by one of our Board members after the formation of our BDC and we received LPPI shares and no cash as payment for consulting advice. Contrary to our expectations, the Leep Company did not file audit reports with the SEC, nor did they generate anticipated net operating income. Our BDC went dormant until this year 2012 when a new Board of Directors was created with a new strategy requiring firm net income potential and SEC reporting status commitments from the managers of our portfolio investment.

Currently, we are internally managed for investment decisions by our Board of Directors, George Morris, our Chairman of the Board and Investment Committee. However, we shall change our Fund management to an external management advisor e.g.Morris BDC Management, LLC (“Morris Investment”) to facilitate more and new technical advice during the fiscal year ending March 31, 2013. We cannot guarantee Morris Investment will achieve registered investment adviser status but upon licensing, it shall serve as our investment adviser and also provides us with the administrative services necessary for us to operate.

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

We seek to invest in equity securities of principally U.S.-based, private companies with a projected total enterprise value of between $2-million to $20-million and based on three to five times earnings. This same level of earnings could have an estimated public share price significantly higher after going public, but the higher price cannot be guaranteed.

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

We pursue both income and capital appreciation. Along with current income, a source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes our public stock registration and subsequent acquisition strategy. The portfolio company securities that we acquire are typically illiquid until going public or a sale of the company. Therefore, , we cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on our business judgment.

Our goal is to facilitate financing for companies in growth industries that we believe are capable of significant gains with capital and managerial support. Despite our limited track record, the transactions that we plan will establish our reputation with our transparency, funding, acquisitions and managerial advice to selected companies. We have relationships developed by our founder, George Morris after twenty five years in finance with venture capital firms, investment banks and trade associations, among others. We believe that we can source but not guarantee access to both investment opportunities and capital to reach our objectives.

Our strategy is to evaluate and invest in a broad range of American portfolio companies, for example but not limited to energy, green technology, health, software and media, and other growth areas. Our advisory and management teams may simultaneously develop our strategy with other affiliated and non-affiliated BDCs or non-BDCs in industry and other related areas where there is a potential conflict or support to our strategy in a specific industry or portfolio company investment.

We focus on financial reporting transparency prior to sourcing investment capital. Once we acquire a vested interest, we work with company management through offering significant managerial advice. This is followed by further earnings acquisitions by and with the newly acquired portfolio company to accelerate earnings growth. Then we can move forward to becoming a public stock trading company when and if appropriate for us, with a possible increase in company and/or share value for the company. We believe in the private to public “arbitrage” concept based on earnings multiples, to further increase the capitalized earnings stream. However, we cannot guarantee successful results for the BDC with our strategy.

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

We seek to develop our first investment beyond our current “token” holding of LPPI shares received as consulting compensation. In fact, we may write-off the $6,250 portfolio value in the future for lack of potential gain.

Quarterly valuation of our portfolio asset is a measure of performance necessary for the BDC investors. We use established valuation procedures and assistance consistently applied to provide investor information on the value of our portfolio.

We may access the capital markets from time to time in the future to raise cash to fund new portfolio investments. We also intend to help file registration statements with the SEC to offer for sale, from time to time, shares of our common stock, in one or more underwritten public offerings, at-the-market offerings, negotiated transactions, block trades, best efforts or a combination of these methods. We intend to use the proceeds from these offerings to fund additional investments in portfolio companies consistent with our investment objective. There can be no assurance that we will be able to raise additional capital for investment purposes or, if we are able to do so, on terms favorable to us.

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of June 30, 2012 we had no indebtedness for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

Offering of Securities

From April 1, 2011 through March 31, 2012, we have not raised any capital in a public offering of our common stock., However, on March 30, 2012, with the approval of our independent Board of Directors, we eliminated the balance of our debt by converting the existing up-to $100,000 debt at that time to 5,000,000 restricted common shares at $0.02 per share. The trading price per unrestricted share was $0.02 at the time of the exchange. With Board agreement, George Morris converted the $100,000 in debt for 2,000,000 restricted shares at $0.05. The holder of the debt and now converted shares is Apple Realty, Inc., owned by our Board Chairman, George Morris.

The shares of our common stock are listed on the Bulletin Board Capital Market (“OTCBB”). There are 25,667,000 shares outstanding as of June 30, 2012 and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares . George has been the primary funding source of our BDC over the last five years of “hibernation.”

Investment Management and Adviser

We are internally managed now by our Board of Directors and Independent Board of Directors Committees such as Investment and Audit Committees. However, we have the intention but cannot guarantee the success of becoming externally managed. The intended management company will be a new investment adviser created by Dr. George Morris that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The new investment adviser will be responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments. The new adviser will also provide us with the selected administrative services necessary for us to operate. Our investment activities will be managed by the new external advisor pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”) to be approved by our Board of Directors. We shall pay the new advisor a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – a two percent of asset value base management fee and a twenty percent realized performance incentive

The managing member and majority owner of the new Adviser shall be George P. Morris, PhD. Our investment adviser’s principals may be George P. Morris, our President, Chief Executive Officer and Chairman of our Board of Directors, a Chief Investment Officer, a Chief Operating Officer, Chief Compliance Officer, and some members of our Board of Directors, all yet to be recruited and retained. In addition, the new external advisor organization will employ other investment professionals dedicated to portfolio company origination, due diligence and financial analysis.

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

Governance

Our Board of Directors (“Board”) monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Also, our Board approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight. Pursuant to the requirements under the 1940 Act and to satisfy the OTCBB listing standards. Our Board is composed of a majority of non-interested, independent, directors.

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

The expanding need for operations in areas of purchase order and accounts receivable funding, sometimes called Asset Based Lending (“ABL”) needs to be filled. What is called “hard money” had negative connotation and costs that inhibited business from using this kind of money, in the past... Today, we are seeing more acceptances such as ABL exhibitors with hard money at industry trade shows. And we are planning to be involved in the creation of an ABL Fund and developing other forms of ABL. In fact, other BDCs are specializing in “secured” loan transactions which are another form of ABL. We shall help our clients access all methods of raising operating capital, including ABL from both private and government sources.

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

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more transparent and liquid asset, such as a public SEC reporting and/or reporting and/traded security. We believe investors place a premium on transparency and liquidity, or having the ability to honestly “know what is going on in a portfolio company” and to sell public stock more quickly and efficiently, Trading values should improve once the portfolio company shares are registered for trading, than through private transactions. We believe that public companies typically trade at higher valuations – generally 2 to 3 times or more – than private companies with similar financial results... By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this information and liquidity premium. There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange or that they can successfully register and become trading at all.

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

Investment Criteria

We have identified numerous criteria we call qualifying and determining factors, to select our portfolio investments. We believe these criteria are important in meeting our investment objective. These core criteria are important for making our investment decisions; however, we may not require each prospective portfolio company in which we invest to meet all of these core criteria.

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

We believe we can execute our plan to recognize gains in 12 to 36 months from our investment. Time is of the essence. However, there can be no assurance that we will be able to achieve our targeted return on each or any of our portfolio company investments in our planned time frame or beyond...

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

With our focus on companies based with headquartered in California and the Southwestern United States, our investments in these areas will likely continue to comprise a large portion of our portfolio. While not a matter of portfolio management personal convenience, our management timely interaction with these portfolio companies is facilitated by this strategy. However, special opportunity circumstance may lead us to invest in portfolio companies outside California and outside the Southwestern United States. Also, we expect that many of the California-based portfolio companies that we may invest in will have significant operations and customers outside of California.

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

With over twenty-fiveyears’ experience in the in the investment banking community, the network available to us through George Morris, our Chairman and President is established and open to our need for portfolio companies investments. The goals of this network are mutually compatible and profitable for legal compliance and motivation.

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

Qualifying factors

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

Variables and Negotiations

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

Due Diligence and Closing

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

We believe, if requested, to establish the price and other terms where existing venture capital investors, who are also likely to have board seats and as such may be conflicted, prefer to have a new investor lead the financing round without granting a board seat to us. Since we may not require board seats,or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.

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

As of June 30, 2012, we have not made any cash investments

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

After, registration with the SEC, the portfolio company may seek and obtain an exchange listing when it is strategically advantageous. However, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180-day period following the exchange listing... Once this lockup restriction expires, we expect to sell some or all of our shares in the portfolio company in the public markets as are strategically advantageous. However, we have the sole discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. Accordingly, we anticipate our typical investment horizon for portfolio investments will be 12 to 36 months. We may pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for public trading of shares sooner than 12 months or has a registration statement filed at the time of our investment. In each case, we have the discretion to hold securities for a longer period. There can be no assurance that we will be able to achieve our targeted return on our investments in portfolio companies once they go public.

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

It is expected that Morris Advisement elected by our Board shall be registered with the SEC or by State regulation according to the current law.

As an investment adviser under the Advisers Act,although we are not aware of any current plans for our Investment Adviser to do so, our Adviser may also in the future provide similar investment advisory services to other entities in addition to us including other BDCs. In the event that our Advisor provides investment advisory services to other entities, our Adviser intends to allocate investment opportunities in a fair, logical and equitable manner as it solely determines pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us.

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

Our external Adviser’s services under the Investment Advisory and Administrative Services Agreement will not be exclusive to us and the adviser is free to furnish similar services to other entities so long as its services to us are not impaired. Further, our investment adviser, its principals, investment professionals and the members of its Investment Committee mayserve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates.

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

Our amended and restated Investment Advisory and Administrative Services Agreement, which shall be in effect, will be approved by our Board of Directors (including the non-interested directors) and by our stockholders with the retention of our new external Adviser. The new Investment Advisory and Administrative Services Agreement will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, by the vote of a majority of our outstanding voting securities and a majority of our preferred shareholders, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities and a majority preferred shareholder is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

Generally, a BDC must be primarily engaged in the business of providing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

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

Three Months ended June 30, 2012 compared to the Three Months ended June 30, 2011 and June 30, 2009

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our consulting services continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 and 2009 are as follows:

	3 Months Ended June 30, 2012	3 Months Ended June 30, 2011	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2010
Revenue	$3,000-	$-	100.0	$—0
Cost of revenue	3,000-	-	(100.0)	-
Total operating expenses	(1,935)	4,862	(60.0)%	3,842

Income (loss) from operations	$(1,935)	$(5,490)	(64.8)%	$(8,558)

Our revenues for the three months ended June 30, 2012 increased to $3,000 compared to $0 for the three months ended June 30, 2011 and $0 for the three months ended June 30, 2009. This change in revenues was a result of the new activity for our business development consulting services.

Our total operating expenses decreased by 60.0.5% to $1,935 for the three months ended June 30, 2012 compared to $4,862 for the three months ended June 30, 2011 and $3,842 for the three months ended June 30, 2009.

As a result of the above, our loss from operations for the three months ended June 30, 2012 was $1,935, compared to a loss of $4,862 for the three months ended June 30, 2011, and a loss of $3,842 for the three months ended June 30, 2009.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 and 2009 are as follows:

	3 Months Ended June 30, 2012	3 Months Ended June 30, 2011	Percentage Change Increase (Decrease)	3 Months Ended June 30, 2009
Other income	$(6,250)	$-	-	$-
Interest expense	(0)	(628)	(100.)%	(4,716)
Beneficial conversion expense	-	-	-	( )

Net income (loss)	$(1,935)	$(5,490)	(64.8)%	$(8,558)

On June 20, 2009, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of June 30, 2009. Since George Morris did not convert his debt as of June 30, 2011, at the Board at a meeting of August 11, 2012, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through an equity or debt raise for operations. The current principal balance of George Morris and his affiliate Apple Realty would convert into 3,333,333 shares at $0.03 per share. However, George Morris agreed to convert all of debt his based on his tax accountant advice and Morris did in fact convert his debt receivable from our Company for 2,000,000 shares at $0.05 per restricted share.

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2012, we had a negative cash flow from operating activities of $1,065 and $2,000 cash out-flow from financing activities to George Morris. Morris in placing the $2,000 back into the Company this quarter to help with Company payables. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of June 30, 2012, compared to June 30, 2011 and March 31, 2012, are as follows:

	June 30, 2012	June 30, 2011	March 30, 2012
Cash	$4,491	$154	5,426
Accounts receivable	7,500	0-	7,500
Marketable Securities	6,250	12,500	12,500
Total assets	20,241	12,654	25,426
Total liabilities	5,390	74,559	2,390

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2012, we generated negative cash flow of $935. This was a result of net cash generated by operating activities of $1,065), and net cash used in financing activities of $2,000. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2012, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to provide reasonable assurances of achieving their objectives. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

2,000,000 Common Shares were exchanged for $100,000 in debt owed to our Chairman George Morris to eliminate all debt from our Balance Sheet.

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

Dated: August 13, 2012
By: George P. Morris
Its: Chief Executive Officer

/s/ George P Morris

Dated: August 13, 2012
By: George P. Morris
Its: Chief Financial Officer

/s/ George P Morris

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

