Form 10-Q
period 2012-09-30
Morris Business Development Co
filed 2012-11-09
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

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

Yes [  ] No [X]

Applicable only to corporate issuers:

As of September 30,2 012, there were 25,667,000 shares of common stock, par value $0.001, issued and outstanding.

2

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management.

Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements and Financial Notes

Balance Sheets September 30, 2012 (Unaudited) and March 31, 2012	F-1
Statements of Operations for the Three Month Periods Ended September 30, 2012, 2011 and 2010 (Unaudited)	F-2
Statements of Cash Flows for the Three Month Periods Ended September 30, 2012, 2011 and 2010 (Unaudited)	F-3
Notes to Financial Statements September 30, 2012 (Unaudited)	F-4 - F-8

3

John Kinross-Kennedy, C.P.A.

17848 Skypark Circle, Suite C

Irvine, California

U.S.A. 92614-6401

The Board of Directors

Morris Business Development Company

The balance sheet of Morris Business Development Company as of September 30, 2012 and the related statements of income and cash flows for the six months then ended were not audited by me and accordingly, I do not express an opinion on them.

I performed a review in accordance with SAS 100 however I do not issue a report.

/s/ JOHN KINROSS-KENNEDY, C.P.A.
JOHN KINROSS-KENNEDY, C.P.A.

Irvine, California

October 29, 2012

DO NOT FILE

4

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheet
as at September 30, 2012 and March 31, 2012

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$7,894	$5,426
Marketable Security	6,250	12,500
Accounts Receivable	750	7,500

Total Current Assets	$14,894	$25,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$2,390	$2,390

Total current Liabilities	2,390	2,390

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized; none issued and outstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized; 23,667,000 shares issued and a outstanding as at June 30, 2011, and 25,667,000 shares issued and outstanding as at June 30, 2012.	23,667	23,667
Additional Paid-in Capital	930,459	930,459
Accumulated Deficit	(912,000)	(907,718)
Accumulated other comprehensive income (loss)	(29,622)	(23,372)

Total Stockholders’ Equity (Deficit)	12,504	23,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,894	$25,426

 The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Operations
For the Three and Six Months Periods Ended September 30, 2012, 2011 and 2010
(Unaudited)

	For the Three Month Period Ended			For the Six Month Period Ended
	September 30,			September 30,
	2012	2011	2010	2012	2011	2010

Net Revenue	$3,000	$-	$6,290	$3,000	$-	$6,290
Cost of Revenue			-	-		-

Gross Profit	3,000	-	6,290	3,000	-	6,290

Operating Expenses:
Professional Fees	4,656	3,169	3,020	5,118	6,519	5,681
Consulting	-	200	3,950	-	700	4,850
Other	691	82	1,196	2,164	1,094	6,193
Total Operating Expenses	5,347	3,451	8,166	7,282	8,313	16,724

Loss from operations	(2,347)	(3,451)	(1,876)	(4,282)	(8,313)	(10,434)

Loss before income taxes	(2,347)	(3,451)	(1,876)	(4,282)	(8,313)	(10,434)

Provision for income taxes	-	-	-	-		-

Net Loss	(2,347)	(3,451)	(1,876)	(4,282)	(8,313)	(10,434)

Other comprehensive loss
Unrealized loss on marketable securities	-	-	-	(6,250)		-

Comprehensive Loss	$(2,347)	$(3,451)	$(1,876)	$(10,532)	$(8,313)	$(10,434)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000	13,000,000

 The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
Statement of Cash Flows
for the six months ended September 30, 2012, 2011 and 2010
(Unaudited)

	2012	2011	2010

Cash flows from operating activities:
Comprehensive Loss	$(10,532)	(8,313)	(10,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss on marketable securities	6,250
Change in operating assets and liabilities:
Accounts receivable	6,750		(6,290)
Accounts payable		2,400	(32,539)
Net cash (used by) operating activities	2,468	(5,913)	(49,263)

Cash flows from financing activities:
Loans from Officers		5,125	46,543
Receivables from related party			3,591
Net cash provided by financing activities	-	5,125	50,134

Net increase (decrease) in cash	2,468	(788)	871

Cash, beginning of the period	5,426	1,415	-

Cash, end of the period	$7,894	$627	$871

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

 The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2012

NOTE 1	BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

These interim financial statements as of and for the six months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2012 report on form 10 K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended September 30, 2012 are not necessarily indicative of results for the entire year ending March 31, 2013.

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

In September 30, 2012, the Company discontinues its relationship with Video Army, LLC, to operate a Newco with Video Army. However, our BDC will continue to provide financial and internet related consulting services to MBDE clients.

On September 27, 2012, an Form 8-K was filed announcing the MBDE consulting participation in a joint venture with Windsor Business Solutions. We have agreed to help a new LLC owner of a 241 room Howard Johnson Plaza hotel prepare to raise the capital and get the managerial advice to convert half the hotel into a 76 unit senior housing facility, restructure the hotel’s existing debt and carry out the business plan. MBDE would receive 50% of the net retained shares from the new LLC holder of the facility.

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

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-	Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of June 30, 2012 reflect

-	Marketable Securities: Level `1 based on quoted price in an active market.
-	Loan to Officer Level 2 based on observable inputs.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the three months ended September 30, 2012, 2011 and 2010 were negligible.

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

The Company has no potentially dilutive securities outstanding as of September 30, 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its consolidated fi ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

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

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive gain/loss, respectively. On September 30, 2010, marketable securities have been recorded at $6,250 based upon the fair value of the marketable securities.

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated deficit of $912,000 at September 30, 2012. Its total assets exceeds its total liabilities by $12,504.

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

As of September 30, 2012, and 2011 the Company had authorized 10,000,000 preferred shares of par value $0.001, of which none was issued and outstanding.

As of September 30, 2012 and 2011 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 25,666,667 shares were issued and outstanding on both dates.

NOTE 5	RELATED PARTY TRANSACTIONS

On March 31, 2012 the President of the Company subscribed for 2,000,000 of common stock by cancellation of $100,000 of the Company’s debt to him. On June 30, 2012 the Company issued the President 2,000,000 shares of common stock for his subscription.

NOTE 6	INCOME TAXES

No provision was made for federal income tax for the six months ended September 30, 2012, since the Company had net operating loss. The net operating loss carry-forwards may be used to reduce taxable income through the year 2032, unless utilized. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

The net operating loss carry-forward for federal and state income tax purposes was approximately $900,000 as of June 30, 2012.

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

General Overview

We focus on the development of opportunities to invest in eligible portfolio companies by providing either growth stage capital and/or “fix-it” capital for existing private or thinly traded public companies along with strategic guidance and operational support.

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

Our financial statements have been prepared assuming we will continue as a going concern by our Board of Directors. Because we have historically incurred operating losses, and expect those losses to continue in the future, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern. We are reducing and/or will continue to attempt control reductions of our operating cost as part of operations.

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

MODEL 1. INCOME GENERATION

Income generation is sought from facilitating short terms secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced factors. These are factors with existing experience, software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

Long term secured loans to refinance and acquire additional plant, equipment and/or other earnings and assets could provide cash flow income to our investors. This Lending income may pass through interest and fees paid for secured loans for such purposes. Leasing revenues and fees paid from” borrowers” as renters rather than to own assets, including sale lease backs, may also provide cash income paid to our investors.

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

Also, under the BDC Act, we can help “fix” business net income and other financial problems for existing “thinly traded” public stock company already reporting to the SEC. Additional earnings and the factors such as improved financial and operating transparency, quality of liquidity, management and asset and further earnings acquisition can increase the value of a thinly traded portfolio company and our investment.

Our shareholders can participate in our portfolio income and capital appreciation with our fund that allows them to share in our potential share value increase from our investment. We believe the shares of a company we invest in should trade at a higher price when that price is based on earnings increases and/or an increased price earning multiple, of a “successful” public SEC reporting company, than on a non-reporting privately held company. Any increase share value of our portfolio investments should increase the Net Asset Value, (“NAV”) of our BDC and subsequent market price of our BDC traded shares listed under the OTCBB symbol: “MBDE.”

However, the success of these strategies and models by us cannot be guaranteed.

We commenced our portfolio company investment activities several years ago with our first acquisition. Leep Company was brought to us by one of our Board members after the formation of our BDC and we received LPPI shares and no cash as payment for consulting advice. Contrary to our expectations, the Leep Company did not file audit reports with the SEC, nor did they generate anticipated net operating income. Our BDC went dormant until this year 2012 when a new Board of Directors was created with a new strategy requiring firm net income potential and SEC reporting status commitments from the managers of our portfolio investment. A tough lesson learned.

Currently, we are internally managed for investment decisions by our Board of Directors, George Morris, our Chairman of the Board and Investment Committee. However, we shall consider change our Fund management to an external management advisor e.g. Morris BDC Management, LLC (“Morris Investment”) to facilitate more and new technical advice during the fiscal year ending March 31, 2013. We cannot guarantee Morris Investment will achieve registered investment adviser status but upon licensing, it shall serve as our investment adviser and also provides us with the administrative services necessary for us to operate.

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

We focus on financial reporting transparency prior to sourcing investment capital. Once we acquire a vested interest, we work with company management through offering significant managerial advice. This is followed by further earnings acquisitions by and with the newly acquired portfolio company to accelerate earnings growth. Then we can move forward to becoming a public stock and trading company when and if appropriate for us, with a possible increase in company and/or share value for the company. We believe in the private to public “arbitrage” concept based on earnings multiples, to further increase the capitalized earnings stream. However, we cannot guarantee successful results for the BDC with our strategy.

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

Liquidity is both an outcome and a driver of our investment strategy:

As a public fund, we help offer investors in our fund the ability to sell or buy interests in our fund through the public stock market. In addition, we believe there are opportunities for our fund to acquire portfolio investment positions by swapping or bartering our fund shares for discounted portfolio company shares. Proper evaluation and negotiation could provide investment shares in selected companies by swapping liquid public shares for less liquid portfolio shares until such portfolio shares can also be traded.

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

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of September 30, 2012 we had no indebtedness for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

The shares of our common stock are listed on the Bulletin Board Capital Market (“OTCBB”). There are 25,667,000 shares outstanding as of September 30, 2012 and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares . George has been the primary funding source of our BDC over the last five years of “hibernation.”

Investment Management and Adviser

We are internally managed now by our Board of Directors and Independent Board of Directors Committees such as Investment and Audit Committees. However, we have the intention but cannot guarantee the success of becoming externally managed. The intended management company will be a new investment adviser created by Dr. George Morris or an independent that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The new investment adviser will be responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments. The new adviser will also provide us with the selected administrative/maintenance services necessary for us to operate such as management of SEC Filings. Our investment activities will be managed by the new external advisor pursuant to an investment advisory and/or separate investment advisory and administrative maintenance services agreement (the “Investment Advisory and Administrative Services Agreement”) to be approved by our Board of Directors. We shall pay the new advisor a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – atwo percent of asset value base management fee and a twenty percent realized performance incentive

The managing member and majority owner of the new Adviser may be George P. Morris, PhD. Our investment adviser’s principals may be George P. Morris, our President, Chief Executive Officer and Chairman of our Board of Directors, a Chief Investment Officer, a Chief Operating Officer, Chief Compliance Officer, and some members of our Board of Directors, all yet to be recruited and retained. In addition, the new external advisor organization will employ other investment professionals dedicated to portfolio company origination, due diligence and financial analysis.

The new Advisor shall establish an investment committee (“Investment Committee”) that must unanimously approve each new portfolio company investment that we make. Messrs. Morris and Paul Rademaker of our Board of Directors are the current members of the Investment Committee. However, as the managing member of the new Advisor, Dr. Morris has sole control over the appointment and removal of the members of the Investment Committee.

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

Governance

Our Board of Directors (“Board”) monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Also, our Board approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight. Pursuant to the requirements under the 1940 Act and to satisfy the OTCBB listing standards, our Board is composed of a majority of non-interested, independent, directors.

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

Sourcing Capital Opportunities –

We can’t “fix” a failed banking system. However, we can try to serve as a new kind of banking solution to our clients by facilitating access to needed capital. Secured debt has long been the kind of money that allowed American business to grow.

The expanding need for capital in areas of purchase order and accounts receivable funding, sometimes called Asset Based Lending (“ABL”) needs to be filled. What is called “hard money” had negative connotation and costs that inhibited business from using this kind of money, in the past. Today, we are seeing more acceptances such as ABL exhibitors with hard money at industry trade shows. And we are planning to be involved in the creation of an ABL Fund and developing other forms of ABL. In fact, other BDCs are specializing in “secured” loan transactions which are another form of ABL. We shall help our clients access all methods of raising operating capital, including ABL from both private and government sources.

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

Our Investment Strategy

Our investment objectives are to maximize capital appreciation and pass-through interest and dividend income from our portfolio company investments to our investors. . We seek to accomplish our capital appreciation objective through equity investments appreciation accelerated by earning growth magnified by the price earnings “arbitrage” resulting for becoming a publically traded stock company, versus a non-traded private company. Therefore, a major source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes a public offering. However, our equity investments are also expected to generate some current income (i.e., dividends or interest income). Our investing strategy relies on the expertise of our investment advisers and business managerial support team to source opportunities that meet our investment income growth criteria.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more transparent and liquid asset, such as a public SEC reporting and/or reporting and/traded security. We believe investors place a premium on transparency and liquidity, or having the ability to honestly “know what is going on in a portfolio company” and to sell public stock more quickly and efficiently, Trading values should improve once the portfolio company shares are registered for trading, than through private transactions. We believe that public companies typically trade at higher valuations – generally 2 to 3 times or more – than private companies with similar financial results. By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this information and liquidity premium. There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange or that they can successfully register and become trading at all.

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

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we have reduced our debt to near zero for the fiscal year ended March 31, 2012, to facilitate our company raising additional equity or debt capital if we desire. However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

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

Management commitment to becoming a public trading company at appropriate time with our support

ROI Potential with capital and income appreciation.

Price earnings Ratio: of 2-5 times for portfolio acquisition to facilitate maximum PE multiple arbitrage differential gain.

Financial and control structure present and projected

Exceptions to above are acceptable for special situations at time of our investment...

We believe we can execute our plan to recognize gains in 12 to 36 months from our investment. Time is of the essence. However, there can be no assurance that we will be able to achieve our targeted return on each or any of our portfolio company investments in our planned time frame or beyond.

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

Target Industries

We focus on micro-cap, small-cap and lower middle market companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces. The key directive is to find the “right” portfolio investment opportunities our BDC.

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

With over twenty-five years’ experience in the in the investment banking community, the network available to us through George Morris, our Chairman and President is established and open to our need for portfolio companies investments. The goals of this network are mutually compatible and profitable for legal compliance and motivation.

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

We believe, if requested, to establish the price and other terms where existing venture capital investors, who are also likely to have board seats and as such may be conflicted, prefer to have a new investor lead the financing round without granting a board seat to us. Since we may not require board seats, or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.

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

As of September 30 September, 2012, we have not made any cash investments

Our Investment Goals

We seek to invest in micro-cap, small-cap and lower middle market companies that we believe will be able to file an audited registration statement with the SEC within approximately 6 months or less after our initial investment, and complete a registration to issue portfolio company shares within approximately 12 months after the closing of our initial investment. However, there may be delays due to completion of auditor requirements or a strategy decision to delay trading of our portfolio company shares at our sole discretion.

After, registration with the SEC, the portfolio company may seek and obtain an exchange listing when it is strategically advantageous. However, we typically will be subject to a lockup restriction which prohibits us from selling our investment during the customary 180-day period following the exchange listing. Once this lockup restriction expires, we expect to sell some or all of our shares in the portfolio company in the public markets as are strategically advantageous. However, we have the sole discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets or is adversely affected by market or industry cyclicality. Accordingly, we anticipate our typical investment horizon for portfolio investments will be 12 to 36 months. We may pursue investments with a shorter expected investment horizon, where we believe the portfolio company may file for public trading of shares sooner than 12 months or has a registration statement filed at the time of our investment. In each case, we have the discretion to hold securities for a longer period. There can be no assurance that we will be able to achieve our targeted return on our investments in portfolio companies once they go public.

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

Investment Advisory and Administrative Services Agreements

ADVISORY AGREEMENT

We are internally managed presently by our Investment Committee and Board of Directors until such time within in approximately 12 to 24 months, our Board of Director may select an external Adviser. Our future external investment advisor could be (“Morris Advisement”) or another licensed adviser company selected by our Board of Directors.

It is expected that our external Advisor elected by our Board will be registered with the SEC and/or by State regulation according to the current law.

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

Subject to the overall supervision of our Board of Directors, our Adviser shall manage our day-to-day investment operations and provides us with needed investment advisory services. Under the terms of the Investment Advisory Agreement, as shall be in effect, our adviser Investments:

Determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

Determines which securities we will purchase, retain or sell;

Identifies, evaluates and negotiates the structure of the investments we make; and closes monitors and services the investments we make.

Our external Adviser’s services under the Investment Advisory Agreement will not be exclusive to us and the adviser is free to furnish similar services to other entities so long as its services to us are not impaired. Further, our investment Adviser, its principals, investment professionals and the members of its Investment Committee mayserve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same or a related line of business as us and/or of investment funds managed by our affiliates.

We pay our Advisor a fee for its investment advisory services under the Investment Advisory Agreement consisting of two components – a base management fee and an incentive fee. The cost of both the base management fee payable to our Adviser and any incentive fees earned by our Adviser is ultimately borne by our common stockholders. Our officers do not receive any compensation directly from us. However, the principals and officers of the investment adviser who also serve as the Company’s officers receive compensation from, or may have financial interests in, the investment adviser, which may be funded by or economically related to the investment advisory fees paid by us to the investment adviser under to the Investment Advisory Agreement.

The base management fee (the “Base Fee”) is calculated at an annual rate of 2% of our gross assets, where gross assets also include any borrowings for investment purposes. The Base Fee is payable monthly in arrears, and is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any equity capital raises or repurchases during the current calendar quarter.

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

ADMINSTRATIVE SERVICES AGREEMENT

Pursuant to the Administrative Services Agreement, our Administrator, who may also be our Advisor.Both our Advisor and Administrator amy, but necessarily, may furnish us with equipment and clerical, bookkeeping and record-keeping services. Under the Administrative Services Agreement, our Administrator facilitates the performance of certain administrative services, which includeswith Advisor assistance, being retentionof the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator shall assist us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value as calculated and provided from the Advisor, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator will not directly create or produce the work necessary for the above but will retain and supervise at the Fund expense, the necessary licensed where available or non-licensed professional as independent contractors to the Fund.

The BDC Fund shall reimburse our Adviser and Administrator for our allocable portion of overhead and other expenses incurred by it/them performing advisory and administrative obligations under the Investment Advisory and Administrative Services Agreements. The Advisor and Administrator shall credit the Fund for our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff used by the Advisor and Admiistrator. The fees paid to the Administrator for the administrative supervision services shall be computed as 20% of the Advisory fee amount and terms but no less than $40,000 annually, on a five year $200,000 contract basis or shorter for the life of the fund. Some or all of these supervision fees shall be paid by our Fund and/or deducted from the 2% fees due to the Advisor.. The Administrative contract shall be automatically renewable at the option of the Administratorand/or assignable to a competent substitute selected exclusively by theAdministrator.

Our primary operating expenses include the payment of: (I) investment advisory fees to our investment adviser, (ii) our administrator fees and allocable portion of overhead and other expenses incurred by our Administrator, in performing its administrative obligations under the both the Administrative Services Agreement, and (iii) other operating expenses which we have detailed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions. Our Fund Administrator fee compensates our administrator for its work in supervising the maintenance of sub-contractors for their fund maintenance to support the legal operation of the fund.

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

We believe the investment administrator fees that we shall pay our Administrator fairly compensates it for the specialized knowledge in fund supervision maintenance for the operation of a 1940’s Act Business Development Company, (“BDC”), including the compliance and reporting requirements necessary. Further, the support of the Administrator to the Board of Directors of the BDC helps Board awareness and advises future challenges with changing government regulations and compliance from government regulators, along with the Fund’s legal counsel.

The Advisor is not responsible for the compliance of the Fund and the Board maintains the sole responsibility for timely and appropriate action for the Fund.

Both, our amended and/or restated Investment Advisory and Administrative Supervision Agreements, which shall be in effect, will be approved by our Board of Directors (including the non-interested directors) and by our stockholders with the retention of our external Adviser. Any new Investment Advisory Agreements will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board of Directors, by the vote of a majority of our outstanding voting securities and a majority of our preferred shareholders, and (ii) the vote of a majority of our directors who are not interested persons. An affirmative vote of the holders of a majority of our outstanding voting securities and a majority preferred shareholder is also necessary in order to make material amendments to the current Investment Advisory and Administrative Services Agreement.

The Investment Advisory Agreement will automatically terminate in the event of its assignment. As required by the 1940 Act, the Investment Advisory Agreement provides that we may terminate the agreement without penalty upon 60 days written notice to our Advisor. Such written notice or any request by the external Adviser for shareholders contact information shall include a complete list of BDC shareholder including their addresses and all other contact information known to our BDC and provided to the Adviser with seven days at the our BDCs expense.

If our Adviser wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination. The Investment Advisory may also be terminated, without penalty, upon the vote of a majority of our outstanding voting securities and preferred shareholders.

The Administrative Services Agreement may be assigned by the Administrator with notification to the Board of Directors in the event of its assignment. If our Administrator wishes to voluntarily terminate assign the Administrative Services Agreement, it must give Board of Directors a minimum of 60 days’ notice prior to termination or assignment.

In addition, should we or our Adviser elect to terminate the Investment Advisory a new investment adviser may not be appointed without approval of a majority of our outstanding common stock and preferred stock shareholders, except in limited circumstances where a temporary adviser may be appointed without stockholder consent, consistent with the 1940 Act.

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

Generally, a BDC must be primarily engaged in the business of sourcing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

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

We do not currently have any subsidiaries or EPC’s; however we do hold shares of “LPPI” granted to us for consulting services. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Three Months ended September 30, 2012 compared to the Six Months ended September 30, 2011 and September 30, 2010

Results of Operations

Introduction

During the three months ended September 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our consulting services continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the six months ended September 30, 2012, as compared to the three months ended September 30, 2011 and 2010 are as follows:

	3 Months Ended September 30, 2012	3 Months Ended September 30, 2011	Percentage Change Increase (Decrease)	3 Months Ended September 30, 2010
Revenue	$3,000-	$-	100.0	$—0
Cost of revenue	3,000-	-	(100.0)	-
Total operating expenses	(5,347)	(3,451)	(54.9)%	8,166

Income (loss) from operations	$(2,347)	$(3,451)	(32.0)%	$(1,876)

Our revenues for the three months ended September 30, 2012 increased to $3,000 compared to $0 for the three months ended September 30, 2011 and $0 for the three months ended September 30, 2010. This change in revenues was a result of the new activity for our business development consulting services.

Our total operating expenses increased by 54.9% to $5,347 for the three months ended September 30, 2012 compared to $3,451 for the three months ended September 30, 2011 and $8,166 for the three months ended September 30, 2010.

As a result of the above, our loss from operations decreased 32.0% for the three months ended September 30, 2012 was $2,347, compared to a loss of $3,451 for the three months ended September 30, 2011, and a loss of $1,876 for the three months ended September 30, 2010.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 and 2010 are as follows:

	3 Months Ended September 30, 2012	3 Months Ended September 30, 2011	Percentage Change Increase (Decrease)		3 Months Ended September 30, 2010
Other income	$-	$-	-		$-
Interest expense	(0)	-		%	-)
Beneficial conversion expense	-	-	-		( )
Net income (loss)	$(2,347)	$(3,451)	(32.0)%		$(1,876)

On September 20, 2009, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of September 30, 2009 Since George Morris did not convert his debt as of June 30, 2011, at the Board at a meeting of August 11, 2012, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through an equity or debt raise for operations. The current principal balance of George Morris and his affiliate Apple Realty would convert into 3,333,333 shares at $0.03 per share. However, George Morris agreed to convert all of debt his based on his tax accountant advice and Morris did in fact convert his debt receivable from our Company for 2,000,000 shares at $0.05 per restricted share.

Liquidity and Capital Resources

Introduction

During the three months ended September 30, 2012, we had a negative cash flow from operating activities of $2,468 and $0 cash out-flow from financing activities. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of September 30, 2012, compared to September 30, 2011 and March 31, 2012, are as follows:

	September 30, 2012	September 30, 2011	March 30, 2012
Cash	$7,894	$627	5,426
Accounts receivable	750	0-	7,500
Marketable Securities	6,250	12,500	12,500
Total assets	14,894	12,627	25,426
Total liabilities	2,390	77,855	2,390

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended September 30, 2012, we generated positive cash flow of $2,468. This was a result of net cash generated by operating activities of $2,468), and $-0- net cash used in financing activities. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of September 30, 2012, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation
3.2 (4)	Articles of Amendment to Articles of Incorporation
3.3 (1)	Bylaws
10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media
14.1 (3)	Code of Ethics
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Form 10-SB, Commission file number 000-32345, filed with the Commission on February 13, 2001.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.
(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2012
	By:	George P. Morris
Its: Chief Executive Officer
/s/ George P Morris

Dated: November 9, 2012
	By:	George P. Morris
Its: Chief Financial Officer
/s/ George P Morris

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

