Form 10-Q
period 2012-12-31
Morris Business Development Co
filed 2013-02-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer - large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2013, there were 25, 666,667 shares of common stock, par value $0.001, issued and outstanding.

2

MORRIS BUSINESS DEVELOPMENT COMPANY

Balance Sheet

as at December 31, 2012 (unaudited) and March 31, 2012

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,791	$5,426
Marketable Security	-	12,500
Accounts Receivable	3,000	7,500
Total Current Assets	6,791	25,426

TOTAL ASSETS	$6,791	$25,426

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$2,390	$2,390
Total Current Liabilities	2,390	2,390

Total Liabilities	2,390	2,390

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 40,000,000 shares authorized, 28,666,667 shares issued and outstanding as at March 31, 2012, and at December 31, 2012	28,667	23,667
Additional Paid-in Capital	975,459	930,459
Accumulated Deficit	(963,853)	(907,718)
Accumulated other comprehensive income (loss)	(35,872)	(23,372)

Total Stockholders’ Equity (Deficit)	4,401	23,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,791	$25,426

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Operations

For the Three and Nine Month Periods Ended December 31, 2012, 2011 and 2010

(Unaudited)

	For the Three Month Period Ended			For the Nine Month Period Ended
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010

Net Revenue	$5,250	$-	$3,800	$8,250	$-	$10,090
Cost of Revenue	-	-	-	-	-	-

Gross Profit	5,250	-	3,800	8,250	-	10,090

Operating Expenses:
Professional Fees	1,281	1,268	1,300	6,399	7,987	6,981
Consulting		1,950	3,495	5,550	2,650	8,345
Salaries and related expenses			-		-	-
Other	272	472	90	52,436	1,366	1,511
Total Operating Expenses	1,553	3,690	4,885	64,385	12,003	16,837

Loss from operations	3,697	(3,690)	(1,085)	(56,135)	(12,003)	(6,747)

Non-operating income (expense)
Interest expense	-	(627)	-	-	(1,883)	(4,772)
Total other expense	-	(627)	-	-	(1,883)	(4,772)

Loss before income taxes	3,697	(4,317)	(1,085)	(56,135)	(13,886)	(11,519)

Provision for income taxes	-	-	-	-	-	-

Net Loss	3,697	(4,317)	(1,085)	(56,135)	(13,886)	(11,519)

Other comprehensive loss
Unrealized loss on marketable securities	(6,250)	-	-	(12,500)	-	-

Comprehensive Gain (Loss)	(2,553)	(4,317)	(1,085)	(68,635)	(13,886)	(11,519)

Basic and diluted net loss per common share:	$0.00	$(0.00)	$(0.00)	$-	$(0.00)	$(0.00)

Basic and diluted weighted average number of common shares outstanding:	28,666,667	23,666,667	23,666,667	28,666,667	23,666,667	16,555,556

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Stockholders’ Equity (Deficit)

For the period April 1, 2006 to December 31, 2011

(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accum-	Compre-	Total
	Number of		Paid-In	ulated	hensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Beginning balance as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)		$(200,890)

Net loss for the year				(49,444)		(49,444)

Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution			2,667			2,667
Unrealized gain on market security					16,250	16,250

Net loss for the year				(37,272)		(37,272)

Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution			3,999			3,999

Beneficial conversion			415,000			415,000
Unrealized loss on market security					(25,000)	(25,000)

Net loss for the year				(480,347)		(480,347)

Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year				(47,750)		(47,750)

Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

10,666,667 shares issued to pay debt Sep. 30, 2010	10,666,667	10,667	309,333			320,000
Contribution of assumption of liability by officer March. 31, 2011			57,109			57,109
Net loss for the year				(16,115)	(14,622)	(30,737)

Balances, March. 31, 2011	23,666,667	$23,667	$843,708	$(900,418)	$(23,372)	$(56,415)
Contribution of note payable extenguished March 31, 2012			50,968			50,968
Contribution of cancellation of liabilities by officer March 31, 2012			35,783			35,783
Net loss for the year				(7,300)		(7,300)

Balances, March 31, 2012	23,666,667	$23,667	$930,459	$(907,718)	$(23,372)	$23,036
Issued 5,000,000 shares common stock at $0.01 for debt-note		$5,000	$45,000			$50,000
Net loss for the period				(56,135)	(12,500)	(68,635)

Balances, December 31,2012	28,666,667	$28,667	$975,459	$(963,853)	$(35,872)	$4,401

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Cash Flows

for the nine months ended December 31, 2012, 2011, and 2010

(Unaudited)

	2012	2011	2010

Cash flows from operating activities:
Comprehensive Net Loss	$(68,635)	$(13,886)	$(11,519)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss on marketable security	12,500
Non cash issue of stock for services	50,000
Change in operating assets and liabilities:
Accounts receivable	4,500
Accounts payable		10,206	(19,157)
Net cash provided by (used by) operating activities	(1,635)	(3,680)	(30,676)

Cash flows from financing activities:
Loans from Officers		2,883	33,725
Receivables from related party			1,826

Net cash provided by financing activities	-	2,883	35,551

Net increase (decrease) in cash	(1,635)	(797)	4,875

Cash, beginning of the period	5,426	1,415	-

Cash, end of the period	$3,791	$618	$4,875

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

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

The carrying amounts of the Company’s financial assets as at March 31, 2012 were measured against the three levels of inputs required by the standard to measure fair value:

	Level 1	Level 2	Level 3
	Quoted	Observable	Unobservable
	Prices	Inputs	Inputs	Total

Marketable Securities	$12,000
	$12,000	$-	$-	$$12,000

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended March 2012 and 2011 and 2010 were insignificant.

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

As of March 31, 2012 and 2011 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 28,667,000 were issued and outstanding.

NOTE 5	RELATED PARTY TRANSACTIONS

George Morris is the chairman of MBDE. As of March 31, 2011, Mr. Morris’ beneficial ownership percentages of related companies’ common stock is as follows:

Morris Business Development Company (the Company)	92.23%
Internet Infinity, Inc.	85.1%
Morris & Associates, Inc.	71.30%
Apple Realty, Inc.	100.00%

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

For the year ended March 31, 2012, 2011 and 2010, revenue from the top two customers represents (None), 100% and 100% of the Company’s total revenue, respectively. Accounts receivable balance outstanding from these customers was zero as of March 31, 2012, 2011 and 2010. For total purchases for the twelve month periods ended March 31, 2012, 2011 and 2010 the Company had two top vendors who represent (None), 100%and 100%of the Company’s total purchases. Accounts payable balance outstanding for these vendors was zero, zero and $526 as of March 31, 2012, 2011 and 2010, respectively.

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

The net operating loss carryforward for federal and state income tax purposes was approximately $907,000 as of March 31, 2012.

The components of the net deferred tax asset are summarized below:

	2012	2011	2010
Deferred tax asset – from net operating loss	$363,087	$360,167	$ 350, 641
Less valuation allowance	(363,087)	(360,167)	350,641)

Net deferred tax asset	$-	$-	$-

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

Currently, we are an internally managed, diversified, closed-end management Investment Company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). We generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of American companies, cash, cash equivalents, U.S.A. government securities and high-quality debt investments. See “Regulation as a Business Development Company” below.

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

The main strategy for value creation of portfolio companies is SEC registration for transparency with financial reporting and liquidity through subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” ratio between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion for going from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset and earnings acquisition may be improved when a company is publically traded versus privately owned and operated.

Also, under the BDC Act, we can help “fix” business net income and other financial problems for an existing “thinly traded” public stock company already reporting to the SEC. Additional earnings and the factors such as improved financial and operating transparency, quality of liquidity, management and asset and further earnings acquisition can increase the value of a thinly traded portfolio company and our investment.

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

We commenced our portfolio company investment activities several years ago when our first acquisition. Leep Company was brought to us by one of our Board members after the formation of our BDC and we received LPPI shares and no cash as payment for consulting advice. Contrary to our expectations, the Leep Company did not file audit reports with the SEC, nor did they generate anticipated net operating income. Our BDC went dormant until this year 2013 when a new Board of Directors was created with a new strategy requiring firm net income potential and SEC reporting status commitments from the managers of our portfolio investment. A tough lesson learned.

Currently, we are internally managed for investment decisions by our Board of Directors, George Morris, our Chairman of the Board and Investment Committee. However, we shall consider changing our Fund management to an external management advisor e.g. Morris BDC Management, LLC (“Morris Investment”) to facilitate more and new technical advice during the fiscal year ending March 31, 2014. We cannot guarantee Morris Investment will achieve registered investment adviser status but upon licensing. It shall serve as our investment adviser and also provides us with the administrative services necessary for us to operate.

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

Also, investments may be initiated in Newco target companies with under $1-million in enterprise value for strategic acquisition reasons. These Newco acquisition portfolio companies may be used to help create a company prepared for further earnings growth from acquisition.

INVESTMENT SOURCING

We shall generally acquire our debt and/or equity securities through direct investments in prospective portfolio companies that meet our investment criteria. We use a structured approach for our initial investment assessment and continued portfolio monitoring. Also, we rely primarily on the detailed financial and business information that we receive about the portfolio company and our access to and discussions with management, both prior to and after our investment. Our equity investments are typically acquired directly from the issuer in the form of convertible preferred stock and common stock. Our debt investments shall be generally in the form of secured corporate bonds/notes.

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

Our goal is to facilitate financing for companies in growth industries that we believe are capable of significant gains with capital and managerial support. Despite our limited track record, the transactions that we plan will establish our reputation with our transparency, funding, acquisitions and managerial advice to selected companies. We have relationships developed by our founder, George Morris after twenty five years in business consulting, finance with venture capital firms, investment banks and trade associations, among others. We believe that we can source but not guarantee access to investment opportunities, management and capital to reach our objectives.

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

We focus on financial reporting transparency prior to sourcing investment capital. Once we acquire a vested interest, we work with company management through offering significant managerial advice. This is followed by further earnings acquisitions by and with the newly acquired portfolio company to accelerate earnings growth. Then we can move forward to becoming a public stock and trading company when and if appropriate for us, with a possible increase in company and/or share value for the company. We believe in the private to public “arbitrage” concept based on increased earnings multiples, to further increase the capitalized earnings stream. However, we cannot guarantee successful results for the BDC with our strategy.

Some of the benefits to our shareholders investing in potential growth situation with income may be as follows: However, we may not be able to provide any of these benefits to our investors due to the high risk nature of our investment fund operations.

Public- traded investment fund:

We are a publicly listed investment fund dedicated to value creation opportunities, based on earning growth. Also, we provide transparency and liquidity as a publically traded fund on the OTCBB market.

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

Management advice support:

The Business Development Company by its assigned mission from Congress and its design has the opportunity and responsibility to provide substantial managerial advice to support a portfolio investment company success. This managerial advice may accelerate that growth of earnings and portfolio share value.

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

The status of the Business Development Company:

Compliance with RIC Regulations of the IRS Code may allow earnings to pass through to our investor without Federal Government tax. However, there is no guarantee that we will initially qualify or continue to qualify for this tax benefit..

Diversification and risk mitigation:

The Business Development Company by its investment fund nature offers diversification and risk mitigation. This is also while pursuing a higher return value creation strategy for its investment portfolio companies. There are no guarantees of positive risk to reward results from an investment strategy and/or activities of our Business Development Company; however, we believe our strategy can enhance the probability of our success to produce income and capital gains for our investors.

Other strategy notes:

We are not subject to requirements to return invested capital to investors nor do we have finite investment horizon. Also, capital providers such as us, subject to such limitations are often required to seek liquidity events more quickly than they otherwise might, which can result in a lower overall return on investment.

We seek to develop our first investment beyond our past “token” holding of LPPI shares received as consulting compensation. In fact, we have written-off the $6,250 portfolio value for lack of potential gain.

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

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of December 31, 2012 we had near zero indebtedness for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

Offering of Securities

From April 1, 2011 through December 31, 2012, we have not raised any capital in a public offering of our common stock., However, on March 30, 2012, with the approval of our independent Board of Directors, we eliminated the balance of our debt by converting the existing up-to $100,000 debt at that time to 5,000,000 restricted common shares at $0.02 per share. The trading price per unrestricted share was $0.02 at the time of the exchange. With Board agreement, George Morris converted the $100,000 in debt for 5,000,000 restricted shares at $0.02. The holder of the debt and now converted shares is Apple Realty, Inc., owned by our Board Chairman, George Morris.

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

Investment Management and Adviser

We are internally managed now by our Board of Directors and Independent Board of Directors Committees such as Investment and Audit Committees. However, we have the intention but cannot guarantee the success of becoming externally managed. The intended management company will be a new investment adviser created by Dr. George Morris or an independent that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The new investment adviser will be responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments. The new adviser will also provide us with the selected administrative/maintenance services necessary for us to operate such as management of SEC Filings. Our investment activities will be managed by the new external advisor pursuant to an investment advisory and/or separate investment advisory and administrative maintenance services agreement (the “Investment Advisory and Administrative Services Agreement”) to be approved by our Board of Directors. We shall pay the new advisor a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – a two percent of asset value base management fee and a twenty percent realized performance incentive.

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

George Morris currently has “hands-on” experience in these financial areas. Through our investment adviser’s experience in taking companies public, we believe the principals of our investment adviser possess valuable insights on the trends affecting the going public and merger and acquisition markets. Also, there is experience in what contributes to the completion of successful SEC registrations in the current market, going and being public, share price drivers, investor exposure and sentiment, and industries or sectors that are in and out of favor. Our investment adviser is able to use this experience and insight as part of its disciplined approach to investment assessment and adjust valuation expectations and portfolio compositions as public stock market trends are identified. However, we cannot guarantee the success of our advisor or management in these activities.

Governance

Our Board of Directors (“Board”) monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Also, our Board approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight. Pursuant to the requirements under the 1940 Act and to satisfy the OTCBB listing standards, our Board is composed of a majority of non-interested, independent directors.

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

●	Enterprise value: We focus on companies with an enterprise value of typically between $2 million and $20 million. – We believe companies of this size are best positioned to achieve our targeted return on our investment once the company is publicly reporting and traded. This range of equity value could increase with our increased track record and increased capital available for portfolio investment.

●	Acquisition source. We seek prospective portfolio companies where we can purchase securities directly from an issuer or from a selling stockholder and can obtain business and financial information on the portfolio company. The approach we use to assess our initial investment and monitor our portfolio investments relies primarily on the detailed financial and business information we receive about the company and our access to and discussions with management, both prior to and after our investment.

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

●	Acquisition price: We seek the acquisition of private securities at a valuation that creates the potential for our targeted “arbitrage” return on our investment once the company is publicly traded. We believe that “buying right” at a lower price earnings multiple is one of the keys to success along with growth of earnings in our portfolio company from either or both organic growth and further acquisitions of earnings from additional investments in other related companies...

As of December 31, 2012 we are reviewing the offering status of potential portfolio investments, but have not made a “firm” deal for investment or business development.

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

Gross revenue size:

$2-million to $20-million +/for trailing 12-months or projected with high probability revenue growth.

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

Target Industries

We focus on micro-cap, small-cap and lower middle market companies across a broad range of growth industries that we believe are being transformed by technological, economic, political and social forces. The key directive is to find the “right” portfolio investment opportunities our BDC.

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

Based on the early level of our total assets, we expect that the size of our individual portfolio company investments could range from approximately $500,000 to $5 million +/-, but we may invest more than this amount in certain situations. Depending on whether we are able to increase the amount of our invested capital or leverage our investment with the cooperation of our portfolio company, the range of our potential investment size may increase. We expect that most of our portfolio company investments will represent about 5% to 10% of our gross assets at the time of investment. However, based on our investment adviser’s assessment of each portfolio company’s relative quality, fundamentals and valuation, we may make company investments that could represent up to 20% or more of our gross assets at the time of investment. We expect these percentages will fluctuate over time based on a variety of factors including, but not limited to, additional follow-on investments in existing portfolio companies, dispositions, unrealized appreciation or depreciation, an increased asset base as a result of the issuance of additional equity, or a decreased asset base as a result of repurchases of our own equity. An unplanned series of events or opportunities could lead to a substantially higher percentage of ownership in a portfolio investment.

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

With our focus on companies based with headquartered in California and the Southwestern United States, our investments in these areas could likely continue to comprise a large portion of our portfolio. While not a matter of portfolio management personal convenience, our management timely interaction with these portfolio companies is facilitated by this strategy. However, our BDC management staff increases and special opportunity circumstance may lead us to invest in portfolio companies outside California and outside the Southwestern United States. Also, we expect that many of the California-based portfolio companies that we may invest in will have significant operations and customers outside of California.

Further, as a business development company, we may invest in certain limited number of non-U.S. companies that otherwise meet our investment criteria, subject to the requirements of the 1940 Act. However, we do not plan at this time to invest beyond America.

Our Investment Sourcing

We believe that we have a structured approach to source qualified investing opportunities from an established developed network of investors, advisers, and private companies that are very interested in participating with us in our transactions. We believe in a very open system to us composed primarily of venture capital firms, investment banking firms, and groups of law firms and accounting firms. Our management through George Morris has developed relationships over more than twenty five years with these leading participants to help us “prospect” for investment opportunities.

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

Our Board of Directors and advisers have experience negotiating, structuring and closing these specialized equity purchase transactions with issuers and selling stockholders. As part of its due diligence process, our investment committee analyzes the complex capital structures which companies typically possess including multiple classes of common and preferred equity securities with differing rights with respect to voting, dividends, redemptions, liquidation, and conversion rights. Our investment committee and principals also have experience in negotiating matters relating to rights, restrictions of transfer, etc.

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

As of December 31, 2012, we have not made any cash investments

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

If the private companies in which we invest do not perform as planned, they may be unable to successfully complete a security public registration within our typical targeted 12 -month time frame, or at all, or may decide to abandon their plans. In such cases, we will likely exceed our targeted 36-month holding period and the value of these investments may decline substantially if the going public exit is no longer viable. We may also be forced to take other steps to exit these investments, including writing them off to little or zero value and the use of the trading platforms of private secondary marketplaces that specialize in the trading of private company securities.

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

Portfolio Company Progress

As part of our portfolio company investment, we typically require information rights that give us access to the company’s quarterly and audited annual financial statements as well as the company’s annual budget. Although we may not have a control position through our ownership or board seats, we attempt to have an on-going dialogue by agreement on at least a quarterly basis, with our private portfolio company management teams to review the company’s business prospects, financial results, and exit strategy plans. We also monitor our portfolio for compliance with the requirements for maintaining our status as a business development company under the 1940 Act and a RIC for tax purposes.

Since we may not be in a position to control the management, operation and strategic decision-making of the companies we invest in, a portfolio company may make business decisions with which we disagree, and the stockholders and management of such a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company or its substantial stockholders, and may therefore suffer a decrease in the value of our investments and write-down the value of that investment to little value or zero.

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

Disposition of Investments in Publicly Traded Portfolio Companies

Our primary source of investment return will be generated from net capital gains realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes a share trading registration. We are also typically prohibited from exiting investments in our publicly traded portfolio company until the expiration of the customary post-public lockup agreement. These agreements, which we are required to enter into as part of our initial investment, prohibit us and other significant existing investors from selling stock in the portfolio company or hedging such securities during the customary 180 days following an effective registration.

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

As an investment adviser under the Advisers Act, although we are not aware of any current plans for our Investment Adviser to do so, our Adviser may also in the future provide similar investment advisory services to other entities in addition to us including other BDCs. In the event that our Advisor provides investment advisory services to other entities, our Adviser intends to allocate investment opportunities in a fair, logical and equitable manner as it solely determines pursuant to its allocation policies and procedures and in any event consistent with the fiduciary duties owed to us.

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

ADMINISTRATIVE SERVICES AGREEMENT

Pursuant to the Administrative Services Agreement, our Administrator, who may also be our Advisor. Both our Advisor and Administrator may, but not necessarily furnish us with equipment and clerical, bookkeeping and record-keeping services. Under the Administrative Services Agreement, our Administrator facilitates the performance of certain administrative services, which includes with Advisor assistance, being retention of the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator shall assist us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value as calculated and provided from the Advisor, overseeing the Certified Public Accountants in preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator will not directly create or produce the work necessary for the above but will retain and supervise at the sole discretion of the Administrator and at the Fund expense, the necessary licensed or non-licensed professional as independent contractors to the Fund.

The BDC Fund shall reimburse our Adviser and Administrator for our allocable portion of overhead and other expenses incurred by it/them performing advisory and administrative obligations under the Investment Advisory and Administrative Services Agreements. The Advisor and Administrator shall credit the Fund for our allocable portion of the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff used by the Advisor and Administrator working on Fund business. The fees paid to the Administrator for the administrative supervision services shall be computed as 20% of the Advisory fee amount paid but no less than $60,000 annually, on a five year $300,000 contract basis or shorter for the life of the Fund. Some or all of these supervision fees shall be paid by our Fund and/or may be deducted from the 2% fees due to the Advisor... The Administrative contract shall be automatically renewable at the option of the Administrator and/or assignable to a competent substitute selected exclusively by the Administrator.

Our primary operating expenses include the payment of: (I) investment advisory fees to our investment adviser, (ii) our administrator fees and allocable portion of overhead and other expenses incurred by our Administrator, in performing its administrative obligations under the both the Administrative Services Agreement, and (iii) other operating expenses which we have detailed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our investment advisory fee compensates our investment adviser for its work in identifying, evaluating, negotiating, closing, monitoring and servicing our investments. We bear all other expenses of our operations and transactions. Our Fund Administrator fee compensates our administrator for its work in supervising the maintenance of sub-contractors for their Fund maintenance to support the legal operation and compliance of the Fund.

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

The BDC Advisor and Administrator shall each be approved by a separate majority vote of both common and preferred shareholders for their respective appointment and/or retention. Any Investment Advisory Agreements will remain in effect from year to year thereafter if approved annually by (i) the vote of our independent Board of Directors, by the vote of a majority of both our outstanding voting securities and a majority of our preferred shareholders. Our Investment Advisory and Administrative Supervision Agreements, which shall be in effect, shall be approved by our non-interested Board of Directors. And by affirmative vote separately of the holders of a majority of our outstanding voting securities and a majority preferred shareholder in order to maintain and/or make material amendments to the current Investment Advisory and Administrative Services Agreement.

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

If our Adviser wishes to voluntarily terminate the Investment Advisory and Administrative Services Agreement, it must give stockholders a minimum of 120 days’ notice prior to termination. The Investment Advisory may also be terminated, without penalty, upon the vote of both separate majority of our outstanding voting securities and preferred shareholders.

The Administrative Services Agreement may be assigned by the Administrator with notification to the Board of Directors in the event of its assignment. If our Administrator wishes to voluntarily terminate assign the Administrative Services Agreement, it must give Board of Directors a minimum of 60 days’ notice prior to termination or assignment.

In addition, should we or our Adviser elect to terminate the Investment Advisory a new investment adviser may not be appointed without approval of a separate majority of both our outstanding common stock and preferred stock shareholders, except in limited circumstances where a temporary adviser may be appointed without stockholder consent, consistent with the 1940 Act.

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

Generally, a BDC must be primarily engaged in the business of sourcing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed “eligible portfolio companies.” More specifically, in order to qualify as a BDC, a company must (1) be a domestic company; (2) have registered a class of its equity securities or have filed a registration statement with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934; (3) operate for the purpose of investing money and time in the securities of certain types of portfolio companies, namely immature or emerging companies and businesses suffering or just recovering from financial distress; (4) extend significant managerial assistance to such portfolio companies; and (5) have a majority of “disinterested” directors (as defined in the 1940 Act).

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

We do not currently have any subsidiaries or EPC’s; however we do hold shares at zero dollar value of “LPPI” granted to us for consulting services. We are actively seeking quality eligible portfolio companies in which to make an investment and provide managerial assistance.

Results of Operations

Introduction

During the three months ended June 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our consulting services continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 and 2010 are as follows:

	3 month Period Ended December 31, 2012	2011	Percentage Change Increase (Decrease)	3 Months Ended Dec. 31, 2010
Revenue	$5,250-	$0-	100.0	$3,800
Cost of revenue	-	-	(0.0)	-
Total operating expenses	(1,553)	(3,690)	(57.9)%	(4,885)
Income (loss) from operations	$(3,697)	$(4,317)	(14.4)%	$(1,085)

Our revenues for the three months ended December 31, 2012 increased to $5,250 compared to $0 for the three months ended December 31, 2011 and $3,800 for the three months ended December 31, 2010. This change in revenues was a result of the new activity for our business development consulting services.

Our total operating expenses decreased by 57.91% to $1,553 for the three months ended December 31, 2011 compared to $3,690 for the three months ended December 31, 2011 and $4,885 for the three months ended December 31, 2010.

As a result of the above, our gain from operations for the three months ended December 31, 2012 was $3,697, compared to a loss of $3,690 for the three months ended December 31, 2011, and a loss of $1,085 for the three months ended December 31, 2010.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 and 2009 are as follows:

	3 Months Ended 2012	3 Months Ended 2011	Percentage Change Increase (Decrease)		3 Months Ended 2010
Other income (Loss)	$(6,250)	$-	-		$-
Interest expense	(0)	(627)	(100.	)%	(0)
Beneficial conversion expense	-	-	-		(0)
Net income (loss)	$(3,697)	$(4,317)	(14.4)%		$(1,085)

On September 20, 2010, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of June 30, 2009. Since George Morris did not convert his debt as of June 30, 2011, at the Board at a meeting of August 11, 2012, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through an equity or debt raise for operations. The current principal balance of George Morris and his affiliate Apple Realty would convert into 3,333,333 shares at $0.03 per share. However, George Morris agreed to convert all of debt his based on his tax accountant advice and Morris did in fact convert his debt receivable from our Company for 5,000,000 shares at $0.02 per restricted share.

Liquidity and Capital Resources

Introduction

During the three months ended December 31, 2012, we had a negative cash flow from operating activities of $1,635 and $0 cash out-flow from financing activities. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2012, compared to December 31, 2011 and March 31, 2012, are as follows:

Cash	$3,791	$154	5,426
Accounts receivable	3,000	0-	7,500
Marketable Securities	0	6,250	12,500
Total assets	6,791	12,654	25,426
Total liabilities	2,390	74,559	2,390

Cash Requirements

Introduction

During the three months ended December 31,, 2012, we had a negative cash flow from operating activities of $2,468 and $0 cash out-flow from financing activities. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2012, compared to December 31, 2011 and March 31, 2012, are as follows:

	December 31, 2012	December 31, 2011	March 31, 2012
Cash	$7,894	$618	5,426
Accounts receivable	750	0-	7,500
Marketable Securities	6,250	12,500	12,500
Total assets	14,894	13,118	25,426
618 Total liabilities	2,390	83,419	2,390

 Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended December 31, 2012, we used a negative cash flow of $1,635. This was a result of net cash used by operating activities of $1,635, and $-0- net cash changed in financing activities. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

5,000,000 Common Shares were exchanged for $100,000 in debt owed to our Chairman George Morris to eliminate almost all debt from our Balance Sheet.

ITEM 3 Defaults upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Submissions of Matters to a Vote of Security Holders

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

Three Months ended December 31, 2012 compared to the Three Months ended December 31, 2011 and December 31, 2010

Results of Operations

Introduction

During the three months ended September 30, 2006, we elected to become subject to certain sections of the Investment Company Act of 1940 by becoming a Business Development Company. Our consulting services continued to be our sole source of revenues for the quarter.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 and 2010 are as follows:

	3 Months Ended December 31, 2012	3 Months Ended December 31, 2011	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2010
Revenue	$5,250		$100%	$3,800
Cost of revenue	—	—	0	3,800
Total operating expenses	1,553	(3,690)	(57.9)%	1,085
Income (loss) from operations	$3,697	$(4,317)	185.6%	$(1,085)

Our revenues for the three months ended December 31, 2012 increased to $5,250 compared to the three months ended December 31, 2011 of $0 and from $3,800 for the three months ended December 31, 2010. This increase in revenues was a result of the additional activity of our business development consulting services.

Our total operating expenses decreased by 14.5% to $1,553 for the three months ended December 31, 2012 compared to $3,690 for the three months ended December 31, 2011 and $1,085 for the three months ended December 31, 2010.

As a result of the above, our loss from operations for the three months ended December 31, 2012 was $3,697, compared to a loss of $3,690 for the three months ended December 31, 2011, and a loss of $1,085 for the three months ended December 31, 2010.

Non-Operating Income (Expense) and Net Income (Loss)

Our other income, interest expense, and net income (loss) for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 and 2010 are as follows:

	3 Months Ended December 31, 2012	3 Months Ended December 31, 2011	Percentage Change Increase (Decrease)	3 Months Ended December 31, 2010
Other income	$—	$—	—	$—
Interest expense		627	100%	—
	—	—	—	0
Net income (loss)	$3,697	$(4,317)	(216.7)%	$(1,085)

On September 20, 2010, the board of directors authorized George Morris, the chairman, director and officer of the Company, to convert up to $415,000 of the outstanding debt of the company to him into 6,916,667 shares of common stock at the price of $0.06 per share. The Company recorded the right of converting the debt into shares amounting to $415,000 as an expense in the accompanying financial statements as of December 31, 2010. Since George Morris did not convert his debt as of December 31, 2012, at the Board at a meeting of August 19, 2012, the independent Board of Director members again authorized and encouraged George Morris to convert at the current market price of $0.03 to reduce the debt of the Company. The decision to reduce the debt is based on the plan to seek more capital through an equity or debt raise for operations. The current principal balance of George Morris and his affiliate Apple Realty would convert into 11,348,133 shares at $0.03 per share. George Morris agreed to convert $100,000 debts for 5,000,000 shares on March 31, 2012...

Liquidity and Capital Resources

Introduction

During the three months ended December 31, 2012, we had a negative cash flow from operating activities of $(3,680) and $2,883 cash flow from financing activities. We anticipate these numbers will improve.

Our cash and cash equivalents, accounts receivable, total current assets, total current liabilities, and total liabilities as of December 31, 2012, compared to December 31, 2011 and March 31, 2012, are as follows:

	December 31, 2012	December 31, 2011	March 31, 2012
Cash	$3,791	$618	$5,426
Accounts receivable	3,000	—	7,500
Marketable Securities		12,500	12,500
Total assets	6,791	13,118	25,426
Total liabilities	2,390	83,419	2,390

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public, reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the nine months ended December 31, 2012, we generated negative cash flow of $1,635. This was a result of net cash used by operating activities of $(1,635), offset by net cash provided in financing activities of $0. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of December 31, 2012, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

Dated: February 19, 2013	/s/ George P. Morris
By: George P. Morris
Its: Chief Executive Officer

Dated: February 19, 2013	/s/ George P Morris
By: George P. Morris
Its: Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

Dated: February 19, 2013	By:	/s/ George P. Morris
George P. Morris
Its: Chief Financial Officer

