Form 10-K
period 2013-03-31
Morris Business Development Co
filed 2013-07-15
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
Yes [  ]    No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $14,120, based on the closing price of $0.03 of our common stock on March 31, 2013.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [  ]    No [  ]

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2013, there were 28,667,000 shares of common stock, par value $0.001, issued and outstanding.

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

As of March 31, 2013 George Morris, Ph.D. returned to operations as the CEO of the Company with the full motivation to build the mission of the Company. Dr. Morris and the new independent Board of Directors plan to seek revenue and profits for the Company through strategic partnering and acquisitions as a Business Development Company, (“BDC”).

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

Model 1 is not mutually exclusive to Model 2 and our BDC may actively pursue both Model 1 and 2 simultaneously with both the same and/or different portfolio companies.

MODEL 1. INCOME GENERATION

Income generation is sought from facilitating short term secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced “factors,” with existing software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

Long term secured loans to refinance and acquire additional plant, equipment and/or other earnings and assets could provide cash flow income to our investors. This lending income may pass through interest and fees paid for secured loans for such purposes. Leasing revenues and fees paid from” borrowers” as renters rather than owned assets, including sale lease backs, may also provide cash income paid to our investors.

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

We may also initiate and help develop a new controlling acquisition entity (“Newco”) for a particular industry or type of company. We may partner with specific industry management “experts” to help create this portfolio investment or acquisition company in an industry to build revenue, profits and value of a Newco. We shall not directly operate such a Newco.

A main strategy for value creation of portfolio companies is current SEC registration for transparency with financial reporting and liquidity with subsequent SEC registration for public stock trading. A price to earnings multiple “arbitrage” between public stock and private stock may increase our portfolio company holding value. This concept is based on the investment market value accretion for going from private to public status. Factors such as financial and operating transparency, quality of liquidity, management and asset, and earnings acquisition are improved when a company is publically traded versus privately owned and operated.

Also, under the BDC Act, we can help “fix” business net income and other financial problems for existing “thinly traded” public stock companies, already reporting to the SEC. Additional earnings and the factors such as improved financial and operating transparency, quality of liquidity, management and asset and further earnings acquisition can increase the value of a thinly traded portfolio company and our investment.

Our shareholders can participate in our portfolio income and capital appreciation with our fund that allows them to share in our potential share value increase from our investment. We believe the shares of a company that we invest in should trade at a higher price when that price is based on earnings increases and/or an increased price earning multiple, of a “successful” public SEC reporting company, than on a non-reporting privately held company. Any increase share value of our portfolio investments should increase the Net Asset Value, (“NAV”) of our BDC and subsequent market price of our BDC traded shares listed under the symbol: “MBDE.”

However, the success of these strategies and models by us cannot be guaranteed.

We commenced our portfolio company investment activities several years ago with our first acquisition. Leep Company was brought to us after the formation of our BDC and we received LPPI shares and no cash as payment for consulting advice. Contrary to our expectations, the Leep Company did not file audit reports with the SEC as expected, nor did they generate anticipated net operating income. Our BDC went dormant until this year 2013 when a new Board of Directors was created with a new strategy requiring firm net income potential and SEC reporting status commitments from the managers of our portfolio investment.

Currently, we are internally managed for investment decisions by our Board of Directors, George Morris, our Chairman of the Board and Investment Committee. However, we plan to change our Fund management to an external management advisor Morris BDC Management, LLC (“Morris Investment”) to facilitate more and new technical advice during the fiscal year ending March 31, 2013. We cannot guarantee Morris Investment will achieve registered investment adviser status upon licensing, or that it shall serve as our investment adviser and also provides us with the administrative services necessary for us to operate.

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

We seek to invest in equity securities of principally U.S.-based, private companies with a projected total enterprise value of between $2-million to $20-million and based on three to five times earnings this same level of earnings could have an estimated public share price significantly higher after going public, but the higher price cannot be guaranteed.

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

The debt securities may be sourced directly from a debtor, creditor or from market traders of such securities. In these private or public secondary transactions, we usually require an opportunity to conduct due diligence discussions with the portfolio company’s management, as well as to have access to the company’s business and financial information in connection with our investment and on an ongoing basis. We may also seek to negotiate terms, such as warrants or other structural protections, which are intended to provide some additional value protection or incentive from increases in the value of the related securities.

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

We may pursue both income and capital appreciation. Along with current income, a source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes our public stock registration and subsequent acquisition strategy. The portfolio company securities that we acquire are typically illiquid until going public or a sale of the portfolio company. Therefore we cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on our business judgment.

Our goal is to facilitate financing for companies in growth industries that we believe are capable of significant gains with capital and managerial support. Despite our limited track record, the transactions that we plan will establish our reputation with our transparency, funding, acquisitions and managerial advice to selected companies. We have relationships developed by our founder, George Morris, after twenty five years in finance with venture capital firms, investment banks and trade associations, among others. We believe that we can source but not guarantee access to both investment opportunities and capital to reach our objectives.

Our strategy is to evaluate and invest in a broad range of possible American portfolio companies, for example, but not limited to senior living, internet technology, energy, green technology, health, software and media, and other growth areas. Our advisory and management teams may simultaneously develop our strategy with other affiliated and non-affiliated BDCs or non-BDCs in industry and other related areas where there is a potential conflict or support to our strategy in a specific industry or portfolio company investment.

We focus on financial reporting transparency prior to sourcing investment capital. Once we acquire a vested interest, we may work with company management through offering significant managerial advice. This is followed by further add-on earnings acquisitions by and with the newly acquired portfolio company to accelerate earnings growth. Then we can move forward to becoming a public stock trading company when and if appropriate for us, with a possible increase in company and/or share value for the company. We believe in the private to public “arbitrage” concept based on earnings multiples, to further increase the capitalized earnings stream. However, we cannot guarantee successful results for the BDC with our strategy.

Some of the benefits to our shareholders investing in a potential growth situation with income may be as follows however, we may not be able to provide any of these benefits to our investors due to the high risk nature of our investment fund operations.

Public- traded investment fund:

We are a publicly listed investment fund dedicated to value creation opportunities, based on earning growth. Also, we may provide transparency and liquidity as a publically traded fund on the OTC market.

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

Additional Capital sourcing:

The Business Development Company by its assigned mission from Congress and its designs has a focus on helping provide capital to companies for growth. This financial leverage may accelerate that growth of earnings and portfolio share value.

Management advice support:

The Business Development Company by its assigned mission from Congress and it’s design has the opportunity and responsibility to provide substantial managerial advice to support a portfolio investment company’s success. This managerial advice may accelerate that growth of earnings and portfolio share value.

Access to investment opportunities:

With its higher profile created by Congress, a Business Development Company may get access to investments probably not directly available to non-BDC investors; including individuals and institutions.

Experience with SEC reporting:

The cost and managerial expertise necessary for SEC reporting and eventually “going public” are mitigated and controlled through the advisory experience of our Business Development Company. This advice included assistance in both going and remaining “public” with continued compliance with SEC requirements. Our BDC management has extensive experience with the management of nearly 100 SEC filings but we cannot guarantee successful results with the SEC in any filing.

Value of “going public:

Although an increase in the value of a portfolio company from the application of the price-earnings ratio arbitrage concept cannot be guaranteed, it is a strategy with historical and researched support.

The status of the Business Development Company:

Compliance with RIC Regulations of the IRS Code may allow earnings to pass through to our investor without Federal Government tax. However, there is no guarantee that we will initially qualify or continue to qualify for this tax benefit.

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

We seek to develop our first investment beyond our current “token” holding of LPPI shares received as consulting compensation. In fact, we totally wrote off the $12,500 portfolio value as of March 31, 2013 for lack of potential gain.

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

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of March 31, 2013 we had no indebtedness for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

Offering of Securities

From April 1, 2012 through March 31, 2013, we have not raised any capital in a public offering of our common stock. However, on March 30, 2012, with the approval of our Board of Directors, we eliminated the balance of our debt by converting the then existing up-to $100,000 debt to 5,000,000 restricted common shares at $0.02 per share. The trading price per unrestricted share was $0.02. The holder of the debt and now converted shares is Apple Realty, Inc., owned by our Board Chairman, George Morris.

The shares of our common stock are listed on the Bulletin Board. There are 28,666,667 shares outstanding as of March 31, 2013, and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman, may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares .. George has been the primary funding source of our BDC over the last five years of “hibernation”.

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

The Investment Environment

We operate within an uncontrollable environment of investment and economic market variables. Further we believe some of this uncertainty creates opportunity as well as risk. One opinion is that the American banking system has failed American business and is not providing the capital needed by business to operate and grow. And both the stock market and mergers and acquisition volatility have left the investors very uncertain about the investment market direction and value. However, we believe this same environment has created opportunity for well managed, transparent investments and the needed resources to grow value and income.

Further we believe and want to provide the assistance needed by business in this time of opportunity. We further believe that we can marshal the available resources to help business get what they need as an SEC registered Business Development Company as follows:

Sourcing Capital Opportunities –

We can’t “fix” a failed banking system. However we can try to serve as a new kind of banking solution to our clients by facilitating access to needed capital. Secured debt has long been the kind of money that allowed American business to grow.

The expanding need for operations in areas of purchase order and accounts receivable funding, sometimes called Asset Based Lending (“ABL”) needs to be filled. What is called “hard money” had negative connotation and costs that inhibited business from using this kind of money in the past. Today, we not only see more acceptance of ABL such as ABL exhibitors with hard money at industry trade shows, but we are planning to be involved in the creation of an ABL Fund and developing other forms of ABL. In fact, other BDCs are specializing in “secured” loan transactions which are another form of ABL. We shall help our clients access all methods of raising operating capital, including ABL from both private and government sources.

Another client capital need is for acquiring plant and equipment.

Leasing rather than owning can help facilitate the acquisition of needed equipment. We believe we can help our clients with specialized funds looking for longer-term secured loans and/or leases. And lease disclosure is part of the improved transparency required to investors and this kind of positive financial leverage can facilitate growth for our clients. We shall help our clients access better financial leasing sources through our BDC contacts.

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

Our Investment Strategy

Our investment objectives are to maximize capital appreciation and pass-through interest and dividend income from our portfolio company investments to our investors. We seek to accomplish our capital appreciation objective through equity investments appreciation accelerated by earning growth magnified by the price earnings “arbitrage” resulting from becoming a publically traded stock company, versus a non-traded private company. Therefore, a major source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes a public offering. However, our equity investments are also expected to generate some current income (i.e., dividends or interest income). Our investing strategy relies on the expertise of our investment advisers and business managerial support team to source opportunities that meet our investment income growth criteria.

We intend to maximize our potential for capital appreciation by taking advantage of the premium we believe is generally associated with having a more transparent and liquid asset, such as a public SEC reporting and/or reporting and/traded security. We believe investors place a premium on transparency and liquidity, or having the ability to honestly “know what is going on in a portfolio company” and to sell public stock more quickly and efficiently, Trading values should improve once the portfolio company shares are registered for trading, then through private transactions. We believe that public companies typically trade at higher valuations – generally 2 to 3 times or more – than private companies with similar financial results. By going public and listing on an exchange, we believe that our portfolio companies have the potential to receive the benefit of this information and liquidity premium. There can be no assurance that our portfolio companies will trade at these higher valuations once they are public and listed on an exchange or that they can successfully register and become trading at all.

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

Accurate information and the willingness of a major share owner along with existing desired management retention of potential portfolio investments greatly affect the selection of a company for investment by us. It is really about the valuation differential which we believe exists in a potential portfolio investment between their public and private status as a result of the transparency and liquidity premiums investors place on having the ability to know about the company and to sell stock quickly.

We believe that there are critical factors that will drive the success of our investment strategy, and potentially enable us to meet our expected targeted return. The following explanations are some of the relevant concepts but this list is not intended to be complete.

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

●	Acquisition price: We seek the acquisition of private securities at a valuation that creates the potential for our targeted “arbitrage” return on our investment once the company is publicly traded. We believe that “buying right” at a lower price earnings multiple is one of the keys to success along with growth of earnings in our portfolio company from either or both organic growth and further acquisitions of earnings from additional investments in other related companies.

As of March 31, 2013, we are reviewing the offering status of potential portfolio investments, but have not made a “firm” deal for investment or business development.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we have reduced our debt to near zero for the fiscal year ended March 31, 2013, to facilitate our company raising additional equity or debt capital if we desire. However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

Investment Criteria

We have identified numerous criteria we call qualifying and determining factors to select our portfolio investments. We believe these criteria are important in meeting our investment objective. These core criteria are important for making our investment decisions; however, we may not require each prospective portfolio company in which we invest to meet all of these core criteria.

Business Model Validation:

 Currently generate enough net income and/or cash flow that can sustain current operations.

Gross revenue size:

$2-million to $20-million +for trailing 12-months or projected with a high probability.

Earnings acquisition is a priority for growth investment opportunities.

Portfolio company scalability with management, operations structure and resources needed.

Growth industry:

Participate in upward growth momentum of an industry or within growing market segments.

Growth potential requires competitive plan to realize both organic and acquire growth.

Manageable competition with industry growth and without dominance required.

Geographic concentration efficient with expandable opportunities.

Ability and desire of major stakeholders and independent directors to be a public company ASAP.

Management commitment to public reporting for transparency and demonstration of integrity.

Management commitment to becoming a public trading company with our support.

ROI Potential with capital and income appreciation.

Price earnings Ratio: of 2-5 times for portfolio acquisition to facilitate maximum PE multiple arbitrage differential gain.

Financial and control structure present and projected.

Exceptions to above are acceptable for special situations at time of our investment.

We believe we can execute our plan to recognize gains in 12 to 36 months from our investment, Time is of the essence. However, there can be no assurance that we will be able to achieve our targeted return on each or any of our portfolio company investments in our planned time frame or beyond.

In addition, there are other factors outside of our control and other criteria for investment decisions in evaluating a portfolio company investment opportunity. Some of the factors we must consider include: (i) decreased demand for the company’s products or services, (ii) the company’s ability to support its competitive positions and its ability to capitalize on growth opportunities, (iii) the continued existence and availability of a competent and experienced management team, continuing operating profits and cash and lack of fraud. We cannot guarantee our ability to deal with these variables and threats to growth and survival.

Target Industries

We focus on micro-cap, small-cap and lower middle market companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces. The key directive is to find the “right” portfolio investment opportunities for our BDC.

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

With our focus on companies with headquarters in California and the Southwestern United States, our investments in these areas will likely continue to comprise a large portion of our portfolio. While not a matter of portfolio management personal convenience, our management timely interaction with these portfolio companies is facilitated by this strategy. However, special opportunity circumstance may lead us to invest in portfolio companies outside California and outside the Southwestern United States. Also, we expect that many of the California-based portfolio companies that we may invest in will have significant operations and customers outside of California.

Further, as a business development company, we may invest in certain limited number of non-U.S. companies that otherwise meet our investment criteria, subject to the requirements of the 1940 Act. However, we do not plan at this time to invest beyond the United States. Generally, a BDC is limited by law to investing under 30% of its available capital in non-American based companies.

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

Through these relationships, our investment network will help us locate qualified investment opportunities that may meet our investment criteria. We believe this approach will allow us to source the most attractive companies committed to working with our investment models. Our investing strategy relies on our expertise to source opportunities that we can validate as meeting our investment criteria. Our structure requires evaluation of company-provided business and financial information and access to management. Our BDC management will source our investments through its principal office located in Newport Beach, California, as well as through other actual and virtual offices and other organizations located throughout the United States.

We expect that the primary source of our future portfolio company investment opportunities will be from our relationships with various members of the investment and business communities.

With over twenty-five years’ experience in the in the investment banking community, the network available to us through Dr. George Morris, our Chairman and President, is established and open to our need for portfolio companies investments. The goals of this network are mutually compatible and profitable for legal compliance and motivation.

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

Determining factors

After the Investment Committee selects a portfolio company investment opportunity for further analysis, we will conduct research on the company’s prospects and industry, participate in additional discussions with the company’s management, placement agent and existing investors, and prepare an internal investment memorandum which discusses our evaluation findings and recommendations, together with an internal valuation analysis outlining our acceptable valuation ranges for an investment.

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

Variables and Negotiations.

We believe that negotiating investment terms that are expected to provide an enhanced return upon complete execution of our model is one additional important way to mitigate the otherwise high risks associated with this transaction. Such structural protections could include conversion rights which would result in our receiving shares of common stock at a discount to any public offering upon conversion at the time of starting public trading, or warrants that would result in our receiving additional shares for a nominal exercise price at the time of public trading. In some cases, our decision to pursue an investment opportunity will be dependent on obtaining some structural protections that are expected to enhance our ability to meet our targeted return on the investment.

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

At the time of our investment, the equity securities we acquire are generally illiquid due to restrictions on resale and/or to the lack of an established trading market. Our investments are sometimes non-controlling but we may seek observation rights or other control features. We offer significant managerial assistance to our portfolio companies on a free or a fee basis. We expect many of our portfolio company investments to be in the form of debentures or loans that are convertible into or settled with common stock.

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

Where we are not a lead investor, we typically will not have structural protections, although some variation may be included in certain investments to the extent negotiated by the lead investor in such transactions.

Our convertible preferred stock investments typically carry fixed or adjustable rate dividends and will generally have a preference over common equity in the payment of dividends and the liquidation of a portfolio company’s assets. This preference means that a portfolio company must pay dividends on preferred stock before paying any dividends on its common equity and, in some cases, the holders of all outstanding series of preferred stock would receive any preferred dividends based on their respective preference amount on a pro rata basis. However, in order to be payable, dividends on such preferred stock must be declared by the portfolio company’s board of directors. In the event dividends on our preferred stock investments are non-cumulative, or if the board of directors of a portfolio company does not declare a preferred dividend for a specific period, then we will not be entitled to such a preferred dividend for such period.

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

As of March 31, 2013, we have not made any cash investments.

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

We also offer significant managerial assistance to our portfolio companies as requires for registered business development companies under the Act. We expect that this managerial assistance will likely involve consulting and advice for growing the portfolio company revenue internally or through acquisitions and the going and staying public and public capital markets. As a business development company, we are required to offer, and in some cases provide and be paid for, such managerial assistance.

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

Because the portfolio company securities that we acquire are typically illiquid until a public trading registration or sale of the company, we generally cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on our business judgment. Since we may not generate current income from our portfolio company investments, our operating expenses and any dividends to our shareholders will be financed from our capital base during periods of time between realizations of capital gains on our investments. In addition, if we are successful in disposing of a portfolio company investment, we may reinvest the principal amount of our investment in new portfolio company opportunities, with any gain that we may realize being distributed to our stockholders after we pay any incentive fees earned by our investment adviser and our operating expenses.

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

Pursuant to the Investment Advisory and Administrative Services Agreement, Our Adviser may also furnish us with equipment and clerical, bookkeeping and record-keeping services. Under the Investment Advisory and Administrative Services Agreement, our Adviser will performs, or facilitates the performance of, certain administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Adviser shall assist us in monitoring our portfolio accounting and bookkeeping, managing portfolio collections and reporting, performing internal audit services, determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, providing support for our risk management efforts and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

Material U.S. Federal Income Tax Considerations

From incorporation through March 31, 2013, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).

We plan to elect as soon as possible by the law and the advice and assistance of licensed tax professional to be treated for tax purposes as a regulated investment company, or RIC, under the Code. However, we have not generated any taxable income as of March 31, 2013.

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

Distributions, or deemed distributions, of our net capital gains properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains, regardless of the U.S. stockholder’s holding period for his, her or its shares. In general, non-corporate U.S. stockholders are subject to a maximum federal income tax rate of 15% on their long-term capital gains recognized in taxable years beginning before January 1, 2013. For taxable years beginning after December 31, 2013, non-corporate U.S. stockholders will be subject to a maximum federal income tax rate of 20% on their long-term capital gains. In addition, for taxable years beginning after December 31, 2013, individuals with income in excess of $200,000 ($250,000 in the case of married individuals filing jointly) are generally subject to an additional 3.8% tax on their net capital gains. However, we cannot guarantee the accuracy of these tax liability estimates at this time.

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

We maintain a directors and officers liability insurance bond covering our directors and officers of the Company, insuring us against loss that we may be required or permitted to pay as indemnities of our directors and officers, and insuring us for certain securities claims. We also maintain an additional policy providing for excess coverage in the case of non-indemifiable claims, covering our directors and officers. The coverage under these polices in certain cases extend to the officers, managers and employees of the investment adviser, and to the investment adviser’s Investment Committee. On November 4, 2011, we and the investment adviser entered into a joint liability insurance agreement, which was approved by our non-interested directors, that allocates the premium cost of the directors and officers liability insurance policy and the excess coverage policy between us and the investment adviser and provides for the allocation of any deductibles and losses in excess of applicable insurance limits. For the directors and officers liability insurance policy covering the policy year ending August 28, 2013, the joint liability insurance agreement specifies that 10% of the total premium under this policy be allocated to the investment adviser. None of the premium under the excess coverage policy is allocated to the investment adviser.

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

Brokerage Allocations and Other Practices

We will generally acquire our investments in privately negotiated transactions: however, we may use merger and acquisition and/or investment brokers in the normal course of our investing activities. And, we do intend to dispose of our publicly traded securities through brokers. Subject to policies established by our Board of Directors, our investment adviser is primarily responsible for the execution and sale of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. The investment adviser does not execute sales of our publicly held securities through any particular broker or dealer, but seeks to obtain the best net results for us, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While our investment committee and/or investment adviser will generally seek reasonably competitive trade execution costs, we will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our investment committee and/or adviser may select a broker based partly upon brokerage or research services provided to our investment adviser and to us and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if the investment adviser, in accordance with Section 28(e) under the Exchange Act, determines in good faith that such commission is reasonable in relation to the services provided.

George Morris, our President and Board Chairman, is also a licensed Representative and owner of a Broker Dealer member of the Financial Industry National Regulatory Association (“FINRA”) and may be in a position to assist our BDC, shareholders and portfolio companies in the identification and arrangements with other non-affiliated FINRA licensed Broker Dealers for services. At this time Morris Financial, Inc. is not planning to charge a fee for such contact development services, but may charge a fee in the future as a fees for services approved by both FINRA and Securities Exchange Commission.

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

Morris Business Development Company may seek to render significant managerial assistance to control eligible companies we invest in, control or own totally.. While we do not currently intend to invest as part of a group, we have not set any policy to that effect, and may determine to so invest in the future without seeking shareholder approval. We have not yet set a policy with respect to any assets that are not required to be invested in eligible portfolio companies or other companies qualifying under Section 55 of the Investment Company Act.

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

Our common stock trades Over-the-Counter under the symbol “MBDE.”

Our financial statements have been prepared assuming we plan to continue as a going concern. Because we have historically incurred operating losses, and expect those losses to continue in the future, our Certified Public Accountants included an explanatory paragraph in their report raising substantial doubt about our ability to continue as a going concern.

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

Our BDC can help but not guarantee to provide a wide range of services to our portfolio company clients such as, but not limited to, debt and equity financing, strategic business plan development, productive asset Management, personnel and other resource acquisition including licensing, partnering, distributor and joint venture relationships, preparation for growth funding and financial restructuring, preparation and guidance for going public and remaining an efficient compliant public company, investor exposure and market trading support, exit strategy with tax planning and both professional and life coaching.

Employees

We employ no persons full or part time and have only one part-time independent contractor. We can scale up our virtual organization staffing based on sales growth and our business need.

ITEM 1A – RISK FACTORS

On at least an annual basis, we are required to provide our shareholders with a statement of risk factors and other considerations for their review. These risk factors and other considerations include:

We have a limited operating history.

Our business development company (“MBDE”) should be considered a “start-up” as of April 1, 2013 with a new Board of Directors after being nearly dormant since creation in 2006. Therefore we have a limited operating history, except for providing very limited consulting services for one fee.

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

Unrestricted securities with market quotations in an active market are valued at the market closing price on the valuation date. All other assets are valued at fair value as determined in good faith by our Board of Directors and may differ significantly from other opinions of value. There is no guarantee that we will be able to realize the fair value of our Board of Directors upon disposition of the asset.

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

Activities by portfolio company management can adversely affect our investment value.

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

The Board of Directors chaired By George Morris through the decisions of the Investment Committee decides and approves of the portfolio investments of our company. An external adviser will operate for us under an employment contact. There is no guarantee that our investment adviser will be successful in recruiting and/or obtaining investment professionals.

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

We shall have a non-exclusive independent contractor employment contract with Morris Advisory not requiring full-time activity for us. In addition, there is no assumed conflict of interest by George Morris and/or the Morris Advisory for the Morris arrangements with other affiliated or independent BDC or advisory clients simply by working in the same activities.

Raising capital and sourcing portfolio company investments is a competitive activity that may block our ability to obtain the necessary money to acquire, invest and reach our goals.

Other business development companies, private equity funds, independent investors and others pursue the same capital and investment opportunities as we do. Our chairman may also direct and/or work with/participate with our competitors for compensation in addition to offering and stricture joint ventures between us and our competitors.

Incentive fees paid to our Investment Adviser George Morris and Morris Advisory a encourage Morris to make speculative investment with BDC risk assumption. Also, money borrowed by the BDC would increase the dollar amount paid to Morris on the base asset fee since it is a fee paid irrespective of performance.

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

Morris Investments is controlled by George P. Morris, who is Chairman of our Board of Directors and our other Executive Officer, and other BDC Board and management members. Morris and these other BDC officers as principals of Morris Investments, collectively manage the business and internal affairs of Morris Investments. In addition, our executive officers and directors, and the principals of our investment adviser, may serve as officers, directors or principals of other entities or investment funds that operate in a line of business similar to our own. Accordingly, if this occurs, they have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders.

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

This gap in investment management may create a severe disruption of activities and substantial loss of value to our BDC.

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

We are focused on capital appreciation and growth along with income, through investments in the equity securities of later stage, private, pre-public stock companies, if and when they go public. By design, our fund has been structured as a high risk/high return investment vehicle. Our investment objective and strategies result in a high degree of risk in our investments and may result in losses in the value of our investment portfolio. Our investments in portfolio companies are highly speculative and, therefore, an investor in our common stock may lose his entire investment. An investment in our common stock may not be suitable for investors with lower risk tolerance.

Our common stock price may be volatile and may decrease substantially.

The shares our common stock are listed on the /OTC Market and the trading price of our common stock has fluctuated substantially. The price of our common stock in the market on any particular day depends on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares;

●	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

●	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

●	failure to qualify as a RIC for a particular taxable year, or the loss of RIC status;

●	actual or anticipated changes in our earnings, fluctuations in our operating results and net asset value, or changes in the expectations of securities analysts;

●	general economic conditions and trends;

●	fluctuations in the valuation of our portfolio investments;

●	public perception of the value of our portfolio companies;

●	operating performance of companies comparable to us;

●	market sentiment against the industry sectors in which invest in such as technology, software, and clean-tech; or

●	departure of any of the principals or other investment professionals of Morris Investments.

Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Our shares might trade at premiums that are unsustainable or at discounts from net asset value.

Shares of business development companies like us may, during some periods, trade at prices higher than their net asset value per share and, during other periods, as frequently occurs with closed-end investment companies, trade at prices lower than their net asset value per share. Because accurate financial and other data on our portfolio companies may be limited and not publicly disseminated, the public perception of their value may be unduly influenced by trading levels on secondary marketplaces, speculation about their prospects, market conditions, uninformed investor sentiment or other factors. We cannot ever predict whether shares of our common stock will trade above, at or below our net asset value.

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

We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. The amount and timing of any distributions to our stockholders can fluctuate substantially. We expect that our dividends, if any, will be less consistent than other business development companies that primarily make debt investments.

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

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.. Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance and the performance of our portfolio companies. Our stock price could fluctuate significantly in the future based upon general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or services or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our clients. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the “Over-the-Counter Market,” which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over-the-Counter Market where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTC stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

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

We have never generated an annual net profit. Our primary activity to date had been our electronic media duplication, replication, and packaging services, and more recently, the development of our BDC business plan. We have stopped investing any additional capital or resources in the media business. Our success is dependent upon the successful development of our business model as a business development company, as to which there is no assurance of a profit. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business. These include, but are not limited to, inadequate funding, competition, and investment development. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. We may not ever be profitable.

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

We are dependent for the selection, structuring, closing and monitoring of our investments on the diligence and skill of George Morris, Ph.D., our CEO and Chief Financial Officer. However, we are seeking additional management assistance through new members of our Board of Directors and partnering and joint participation from non-affiliated third parties. Any temporary or permanent loss or interruption of our key personnel’s services, as occurred in the last few years with the George Morris, could adversely affect our ability to develop our business plan. Our future success depends to a significant extent on the continued service and coordination of our senior management team and we cannot assure you we would be able to find an appropriate replacement for key personnel. Currently, we have no employment agreements or life insurance on Dr. Morris.

ITEM 1B – UNRESOLVED STAFF COMMENTS

We have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

George Morris, our CEO, provides approximately 100 square feet of mobile office space in Newport Beach, California on a deferred payment basis valued at $100 a month. There is a large amount of office and storage space available for less than $2.00 per square foot within three miles of the existing office.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since December 2001, we have been eligible to participate in the Bulletin Board, With the name change to Morris Business Development Company, our OTC trading symbol was changed to “MBDV.” The stock traded under that symbol until the opening of business on May 30, 2008 when a 10-for-one stock split became effective and the symbol was changed to “MBDE.” This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.

Holders

The number of holders of record of shares of our common stock is approximately thirty-six (36). Approximately 1,072,130 shares of common stock are held in brokerage accounts and represent approximately one hundred eighty-five (185) additional shareholders.

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company

	2012	2013

Statement of Operations Data:
Total revenues	7,500	15,250
Total Operating Expenses	10,345	23,250
Net income (loss)	(7,300)	(8,000)
Net income (loss) per common share from continuing operations	(0.00)	(0.00)

Balance Sheet Data:
Current assets	25,426	6,706
Total assets	25,426	6,706
Current liabilities	2,390	4,170
Total liabilities	2,390	4,170
Total stockholders’ equity	23,036	2,536
Total dividends per common share	-	-

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

Results of Operations for the Years ended March 31, 2012 and 2013

Introduction

In 2012, our revenues were $7,500, compared to $15,250 in 2013, an increase of approximately 203.3%. This increase was a result of the start of our management assistance business development business in an improving economy.

Revenues and Loss from Operations

Our revenue, total operating expenses, and loss from operations for the year ended March 31, 2013 as compared to the year ended March 31, 2012 are as follows:

	Year Ended March 31, 2012	Year Ended March 31, 2013	Percentage Change

Revenue	$7,500	$15,250	103.3%
Total operating expenses	(10,345)	(23,250)	124.7%

Loss from Operations	$(2,845)	$(8,000)	181.2%

Revenues for the year ended March 31, 2013 were $15,250, an increase of $7,750 from $7,500, for the same period ended March 31, 2012. All of our revenue was generated by our business development services in the year ending March 31, 2013. The increase in revenue is due to the start of our new business development venture.

Operating expenses were $23,250 and $10,345, respectively, for the year’s ended March 31, 2013 and 2012. The operating expenses incurred during each of the years were:

	Year Ended March 31, 2012	Year Ended March 31, 2013	Percentage Change

Operating Expenses:
Professional fees	$7,874	$11,446	45.4%
Consulting fees	1,750	7,550	331.4%
Other General and Administrative Expenses	721	4,254	490.0%
Total Operating Expenses	10,345	23,250	124.7%

Total operating expenses were $23,250 for the year ended March 31, 2013 versus $10,345 for the year ended March 31, 2012, which is an increase of $12,905. The majority of the increase was due to higher professional and consulting fees.

Other Comprehensive Loss and Net Loss

Our other comprehensive income(loss) and net loss for the years ended March 31, 2013 and 2012 are as follows:

	Year Ended March 31, 2013	Year Ended March 31, 2012	Percentage Change

Other comprehensive income (loss)	$(12,500)	$0	(100.0)%

Net income (loss)	$(8,000)	$(7,300)	9.6%

The interest expense for 2012 is related to notes owed to George Morris, our CEO, Chief Financial Officer and Secretary.

During the twelve months ended March 31, 2013, other comprehensive loss increased to $12,500. Interest expense is $0 as of March 31, 2013, compared to $4,455 for the twelve months ended March 31, 2012. The net loss for the year ended March 31, 2013 was $20,500, versus a net loss of $7,300 for the year ended March 31, 2012.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2013, we had a negative cash flow from operations of ($1,720). Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, marketable securities, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2013, as compared to March 31, 2012 were as follows:

	March 31, 2013	March 31, 2012

Cash	$3,706	$5,426
Marketable securities	-	12,500
Accounts receivable	3,000	7 ,500
Total current assets	6,706	25,246
Total assets	6,706	25,246
Total current liabilities	4,170	2,390
Total liabilities	4,170	2,390

Cash Requirements

As of March 31, 2013, we had total shareholder equity of $2,536. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital. Funds will also be utilized for continued legal and professional fees as a result of legal securities filings and reserve or deposit requirements which are needed for our administrative support business. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2013 and 2012 were $(1,720) and $(40,703), respectively. We hope to operate at approximately break-even before December 31, 2013 and generate a small positive cash flow from the operations of our BDC consulting activities.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2013 and 2012 were ($0) and $44,714, respectively.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and one eligible portfolio company, there is no quantitative information, as of the end of March 31, 2013, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Morris Business Development Company (A Development Stage Company)

We have audited the accompanying balance sheet of Morris Business Development Company (the “Company”) as of March 31, 2013, and the related statements of operations, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of March 31, 2012, were audited by other auditors, whose report, dated June 27, 2012, expressed an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morris Business Development Company as of March 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of $915,718 as of March 31, 2013 and continues to experience losses. These considerations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3 which contemplates continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA
June 28, 2013

MORRIS BUSINESS DEVELOPMENT COMPANY
(A Development Stage Company)
Balance Sheets

	March 31, 2013	March 31, 2012
		(Restated)
ASSETS
Current Assets
Cash	$3,706	$5,426
Marketable Securities	-	12,500
Accounts Receivable	3,000	7,500

TOTAL ASSETS	$6,706	$25,426

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$4,170	$2,390
Total Liabilities	4,170	2,390

Stockholders’ Equity
Preferred Stock, $0.001 par value,10,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized, 28,667,000 shares issued and outstanding at March 31, 2013 and 2012	28,667	28,667
Additional paid-in capital	925,459	925,459
Accumulated Deficit	(915,718)	(907,718)
Accumulated other comprehensive loss	(35,872)	(23,372)
Total Stockholders’ Equity	2,536	23,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,706	$25,426

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(A Development Stage Company)
Statements of Operations

			For the period
			from Inception
	For the year ended		(April 1, 2012)
	March 31,		through
	2013	2012	March 31, 2013
Revenue
Consulting	$15,250	$7,500	$15,250
Total Revenue	15,250	7,500	15,250
Cost of Sales	-	-	-
Gross Profit	15,250	7,500	15,250
General and Administrative Expenses
Professional Fees	11,446	7,874	11,446
Consulting	7,550	1,750	7,550
Other general and administrative expenses	4,254	721	4,254
Total general and administrative expenses	23,250	10,345	23,250
Interest expense	-	(4,455)	-
Net Loss before other comprehensive loss	(8,000)	(7,300)	(8,000)
Other comprehensive loss - investment securities	(12,500)	-	(12,500)

Comprehensive Loss	(20,500)	(7,300)	(20,500)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	28,667,000	23,690,661

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the period April 1, 2011 through March 31, 2013
(As Restated)

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit

Beginning balance as of April 1, 2011	23,667,000	23,667	843,708	(900,418)	(23,372)	$(56,415)

Issuance of stock for services	5,000,000	5,000	(5,000)			-
Contribution of note payable extinguished			50,968			50,968
Contribution of cancellation of liabilities by officer			35,783			35,783
Net loss for the year				(7,300)		(7,300)
Balances, March 31, 2012	28,667,000	28,667	925,459	(907,718)	(23,372)	23,036

Impairment of marketable security					(12,500)	(12,500)
Net loss for the year				(8,000)		(8,000)

Balances, March 31, 2013	28,667,000	28,667	925,459	(915,718)	(35,872)	2,536

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY
(A Development Stage Company)
Statements of Cash Flows

			For the period
			from Inception
	For the year ended		(April 1, 2012)
	March 31,		through
	2013	2012	March 31, 2013

OPERATING ACTIVITIES:
Net loss	$(20,500)	$(7,300)	$(20,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of marketable securities	12,500	-	12,500
Change in operating assets and liabilities:
Accounts receivable	4,500	(7,500)	4,500
Accounts payable	1,780	159	1,780
Accrued Interest	-	(26,062)	-
Net cash used in operating activities	(1,720)	(40,703)	(1,720)

FINANCING ACTIVITIES
Repayment of Loans from Officers	-	(190)	-
Reclassification of related party loans	-	(41,847)	-
Contribution of liabilities	-	86,751	-
Net cash provided by financing activities	-	44,714	-

NET INCREASE ( DECREASE) IN CASH	(1,720)	4,011	(1,720)

CASH, BEGINNING OF PERIOD	5,426	1,415	5,426

CASH, END OF PERIOD	$3,706	$5,426	$3,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended

March 31, 2013 and 2012

NOTE 1	ORGANIZATION

On April 1, 1998, Morris Business Development Company (the Company or MBDC) was incorporated in California as Electronic Media Central Corporation (EMC) (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for the development and growth of both American public and private stock companies.

As of May 12, 2006, the Company filed Form N-54A with the United States Securities Exchange Commission to become a business development company by certifying that it is a closed-end company (mutual fund) organized and operated for the purpose of making investments in securities described in Section 55 (a)(1) through (3) of the Investment Company Act of 1940 (the Act); and that it will make available significant managerial assistance to American companies with respect to issuers of such securities to the extent required by the Act.

On March 29, 2007, the Company registered a name change to Morris Business Development Company with the California Secretary of State.

The Company has commenced the development of new management consulting services to assist American client companies in complying with the reporting requirements to the government and in communicating with shareholders, customers and the public and the accessing of needed growth capital.  The Company received 2.5 million shares from its first client for financial consulting work completed in the fiscal year ended March 31, 2008.

In June, 2009, the Company entered into an agreement with Howell Capital Holdings, LLC operating as “More American Jobs” to help American companies prepare to access both government and private financial support. In addition, the Company also commenced a new participation relationship in 2009 with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

On April 7, 2010, the Company entered into a Material Definitive Agreement with Video Army, LLC, A California limited partnership, to operate a (‘NEWCO”) business named “Internet Video / Morris BDC, LLC”, a California Limited Partnership and/or other registered DBAs. The business will provide financial and internet related services primarily for both private and thinly traded public stock American based companies.

Beginning April 1, 2012, the Company became classified as a development stage company.

NOTE 2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The financial statements presented include all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended

March 31, 2013 and 2012

Summary of Significant Accounting Policies

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as development stage enterprise.

Cash and cash equivalents

The Company considers all liquid investments with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

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

Long-lived Assets

The Company periodically analyzes long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operation cash flows in accordance with Financial Accounting Standards Board ASC (Accounting Standards Codification) No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair Value is generally determined using a discounted cash flow analysis. As at March 31, 2013, management believes the marketable security is worthless and it was adjusted for impairment as required and written down to zero.

Income Taxes

The Company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended

March 31, 2013 and 2012

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

All of the Company’s financial instruments are recorded at fair value due to their term of maturity.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibles is reasonably assured. The Company recognizes consulting fee revenue when the transaction is complete and the fee has been earned.

Basic and Diluted Loss Per Share

Loss per share is calculated in accordance with FASB ASC Topic 260, “Earnings per Share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended

March 31, 2013 and 2012

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends. There is no allowance for doubtful accounts recorded as of March 31, 2013 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended

March 31, 2013 and 2012

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive income. On March 31, 2013, management considered marketable securities fully impaired, and the carrying amount written down accordingly. On March 31, 2013 and 2012, marketable securities have been recorded at $0.00 and $12,500 respectively.

Marketable securities at March 31, 2013 and 2012:

Year	Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

2013	Leep, Inc (LPPI)	2,500,000	$21,250	$0	$(21,250)	LPPI
2012	Leep, Inc (LPPI)	2,500,000	$21,250	$12,500	$(8,750)	PK

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated a sustainable source of income and has an accumulated deficit of $915,718 at March 31, 2013, which raise substantial doubt about the Company’s ability to continue its existence.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations, but there can be no certainty that such efforts will be successful.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Effective March 30, 2012, the outstanding common shares recorded by the Company was increased by an additional 5,000,000 restricted shares, following production of a related Share Issuance Resolution that had been voided but subsequently reinstated.

On March 31, 2012, a note payable of $41,847 together with accrued interest of $9,121 was cancelled by the creditor and recorded as capital contributed to the company.

On March 31, 2012, payables of 35,783 were assumed by an officer and recorded as capital contributed to the Company.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

For the Years Ended

March 31, 2013 and 2012

NOTE 5	CONCENTRATION OF CREDIT RISK

For the year ended March 31, 2013 and 2012, revenue from one customer represents 100% of the Company’s total revenue, respectively. The accounts receivable balance outstanding from this customer was $3,000 and $7,500 as of March 31, 2013 and 2012, respectively.

NOTE 6	INCOME TAX

The Company generated a deferred tax credit through net operating loss carry forwards. As of March 31, 2013 the Company had federal and state net operating loss carry forwards of approximately $920,973 ($912,973 in 2012) that can be used to offset future taxable income. The carry forwards will begin to expire in 2018 unless utilized in earlier years.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740.

The components of the net deferred tax asset are summarized below:

	2013	2012
Deferred tax asset – from net operating loss	$369,056	$365,856
Less valuation allowance	(369,056)	(365,856)

Net deferred tax asset	$-	$-

The Company has recorded a 100% valuation allowance for the deferred tax asset since it is more likely than not that some or all of the deferred tax asset will not be realized. The allowance increased by $3,200 from 2012 to 2013.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	2013	2012
Tax credit at statutory rate-federal	34%	34%
State tax expense net of federal tax	6%	6%
Valuation allowance	(40)%	(40)%
Tax expense at actual rate	-%	-%

NOTE 7	PRIOR PERIOD ADJUSTMENT

The Company recorded a prior period adjustment as of March 30, 2012 to correct the number of outstanding common shares following the reinstatement of a Share Issuance Resolution that had been voided but subsequently reinstated.

The effect on stockholders’ equity as of March 31, 2012 was as follows:

	As Previously Reported	Restatement Related Adjustments	As Restated

Common Stock	$23,667	$5,000	$28,667
Contributed Capital	$930,495	$(5,000)	$925,000
Total Stockholders’ Equity	$23,036	$0	$23,036

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 16, 2013, The Company engaged/retained after the approval and recommendation of the Board of Directors Audit Committee, the accounting firm of Anton and Chia, CPA from Newport Beach, California to conduct the annual 10K audit for our Company.

Concurrent with the engagement of Anton and Chia, The Company dismissed the engagement of John Kinross-Kennedy, (“Kinross”) from its position as the Company’s independent registered public accounting firm with engagement of Anton and Chia as reported in From 8-K Filed on April 24, 2013.

On June 28, 2011,the Company”), through and with the recommendation of its Audit Committee and approval of its Board of Directors, engaged John Kinross-Kennedy, CPA of Irvine, California (“Kennedy”) as its independent registered public accounting firm as reported in Form 8-K.

No report on the Company’s financial statements prepared by Kinross during the fiscal years ended March 31, 2012 and March 31, 2011 and the subsequent interim period through April 16, 2013 April 16, 2016 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles with the exception of the Kinross statement that there is substantial doubt that the Company can continue as a going concern.

Concurrent with the engagement of John Kinross-Kennedy, the Company dismissed the engagement of Kabani & Company, Inc. (“Kabani”) from its position as the Company’s independent registered public accounting firm. Kabani served as the Company’s independent registered public account firm since March 31, 2000.

There were no disagreements between the Company and Kinross on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Kinross, would have caused it to make reference to the subject matter of the disagreement in connection with a report. The Company’s Audit Committee recommended the dismissal of Kinross and such recommendation was adopted by the Company’s Board of Directors.

During the fiscal years ended March 31, 2011 and March 31, 2012 and the subsequent interim period through April 16, 2013, neither the Company nor anyone on its behalf has consulted with Kinross regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, (iii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K or (iv) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

In accordance with Item 304(a)(3) of Regulation S-K, the Company provided Kinross a copy of the disclosures it made in the Current Report on Form 8-K prior to filing with the SEC and requested that Kinross furnish the Company with a letter addressed to the SEC stating whether or not Kinross agreed with the above statements.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and are designed to provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission’s rules and forms. Further, the Company’s officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2013 that was not reported.

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

Name	Age	Position(s)
George Morris, Ph.D.	74	Chairman of the Board (1998); President (2007); Chief Executive Officer (2007); Chief Financial Officer and Secretary (1998)

Paul Rademaker	67	Director (2011)

Charles Yesson		Director ()

GEORGE MORRIS, Ph.D. Dr. Morris is the Chairman of the Board of Directors, principal shareholder, Chief Financial Officer of Morris Business Development Company. Dr. Morris is also the Chairman of Internet Infinity, Inc., the parent company and previous owner of 100% of our shares. Dr. Morris resumed the duties of CEO in 2011 to operate the Business Development Company. Dr. Morris was also the President of Apple Realty, Inc. which is inactive as Hollywood Riviera Studios the owner of L&M Media, Inc. since 1990. Dr. Morris is also the Owner of Morris Financial, Inc., a NASD member broker-dealer firm, since 1987. He has been active in designing, negotiation and acquiring systems for accounting and operations of Morris Business Development Company and its affiliates. Dr. Morris has produced over 20 computer-training programs in CD-ROM. Dr. Morris earned a Bachelor of Business Administration and Masters of Business Administration from the University of Toledo, and a Ph.D. (Doctorate) in Marketing and Finance and Educational Psychology from the University of Texas. Prior to founding Morris Business Development Company Dr. Morris had 20 years of academic experience as a professor of Management, Marketing, Finance and Real Estate at the University of Southern California (1969 - 1971) and the California State University (1971 - 1999). He has since retired from teaching at the University. Dr. Morris was the West Coast Regional Director of the American Society for Training and Development, and a speaker on a number of topics relating to Internet Marketing for domestic and foreign markets and Sales Force Management. George Morris returned to full time work activity in late 2011from a serious automobile accident in the fiscal year ended March 31, 2011.

PAUL RADEMAKER. Mr. Paul Rademaker from Laguna Hills of Rademaker Consulting brings us 30-years of business management experience including positions of chief operations officer, chief financial officer and president in an array of companies. He spent 15 years specialized in turning around financially troubled companies as well as a consultant to start-up, small and medium size companies in the areas of process flow, administration, and business planning and budget controls. He holds a BS in Chemistry and an MBA in Finance from California State University. He is also an Adjunct Professor at Pepperdine University managing the entrepreneurial program for the MBA program.

CHARLES YESSON. Mr. Yesson has over 35 years of experience in the Financial Services Industry. His experience includes 25 years of managing public corporations and 10 years as a consultant to emerging companies. He has worked extensively in the areas of reorganization, growth development and capitalization. His experience includes serving as CEO of several Life Insurance Companies. He also held positions as a Senior Business Consultant of the Principal Life Insurance Company and for GEICO in Washington, DC. He has served as CEO of U.S. Life Savings Loan Association, and VP of Midwestern Financial/First S&L Shares, and Sr. VP of First Western Financial Corp (NYSE) and a Marketing Director and Securities Analyst of Hayden. Stone, Inc. He holds a Master’s Degree from New York University, New York where he has done PhD-level study, attended George Washington Law School and holds certificates in Bank Marketing from Northwestern University. Mr. Yesson is Real Estate licensee in California.

Audit Committee

All our Directors and Morris serve as our audit committee. The audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

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

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2013 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards*	Total

George Morris, Chairman, CEO	2013	$000	$0	0	$000
	2012	$000	$0	0	$000

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

Employment Contracts

We currently do not have any employment agreements with our officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of March 31, 2013, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of March 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensat- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Morris	0	0	0	0	0	0	0

Charles Yesson	0	0	0	0	0	0	0

Paul Rademaker	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of March 31, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

All Executives	0	0	0	0	0

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

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

Apple Realty, Inc., owned by George Morris included all its debt in the swap of debt for shares by George Morris as of March 30, 2013. The balance to Apple Realty, Corp is zero.

During the year ended March 31, 2013, we incurred no consulting fees to Apple Realty, Inc.

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

During the year ended March 31, 2013, we issued 5,000,000 shares of our common stock to Apple Realty, Corp. George Morris Benefactor for debt relief consideration of $100,000, which was the value on the date the board of directors, authorized the issuance.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2012 and 2013, our principal independent accountant billed us $5,500 and $2,000, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q. For the year ended March 31, 2013, the estimated fees are $6,000.

Audit – Related Fees

During the fiscal years ended March 31, 2012 and 2013, our principal independent accountant billed us $1,200 and $1,000, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2013, our principal independent accountant billed us $0 in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2013, our principal independent accountant billed $0 for any other fees.

Pre-Approval of Audit and Non-Audit Services.

The Audit Committee charter requires that the committee or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Refer to Item 8 above.

(a)(2)	Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)	Exhibits

Refer to (b) below.

(b)	Exhibits

3.1	Articles of Incorporation	(1)

3.2	Articles of Amendment to Articles of Incorporation	(4)

3.3	Bylaws	(1)

10.1	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., DBA Apple Media	(2)

14.1	Code of Ethics	(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB, filed on February 13, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.

*	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Business Development Company

Dated: July 12, 2013	By:	/s/ George Morris
George Morris, President and CEO

