Form 10-Q
period 2013-06-30
Morris Business Development Co
filed 2013-08-19
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter period ended June 30, 2013

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

Documents incorporated by reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. the listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Applicable only to corporate issuers:

As of August 11, 2013, there were 25,667,000 shares of common stock, par value $0.001, issued and outstanding

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

ITEM 1 Financial Statements and Financial Notes

Condensed Balance Sheets June 30, 2013 (Unaudited) and March 31, 2013	F-1

Condensed Statements of Operations for the Three Month Periods Ended June 30, 2013 and 2012 and for the period from inception (April 1, 2012) through June 30, 2013 (Unaudited)	F-2

Condensed Statements of Cash Flows for the Three Month Periods Ended June 30, 2013 and 2012 and for the period from inception (April 1, 2012) through June 30, 2013 (Unaudited)	F-3

Notes to Unaudited Condensed Financial Statements	F-4

3

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

Balance Sheet

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$2,683	$3,706
Marketable Securities	-	-
Accounts Receivable	4,000	3,000

TOTAL ASSETS	$6,683	$6,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$4,320	$4,170
Total Liabilities	4,320	4,170

Stockholders’ Equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; none issued and outstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized; 28,667,000 shares issued and outstanding at June 30, 2013 and March 31, 2013.	28,667	28,667
Additional Paid-in Capital	933,959	933,959
Accumulated Deficit	(924,391)	(924,218)
Accumulated other comprehensive loss	(35,872)	(35,872)
Total Stockholders’ Equity	2,363	2,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,683	$6,706

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

Statement of Operations

(Unaudited)

			For the period
			from Inception
	For the three months ended		(April 1, 2012)
	June 30, 2013		through
	2013	2012	June 30, 2013
Revenue
Consulting	3,000	-	18,250
Total Revenue	3,000	-	18,250
Cost of Sales	-	-	-
Gross Profit	3,000	-	18,250
General and Administrative Expenses
Professional Fees	2,850	462	14,296
Consulting	-	-	7,550
Other general and administrative expenses	323	1,473	4,577
Total General and Administrative Expenses	3,173	1,935	26,423
Interest expense	-	-	-
Net loss before other comprehensive loss	(173)	(1,935)	(8,173)
Other comprehensive loss - investment securities	-	(6,250)	(12,500)

Comprehensive Loss	(173)	(8,185)	(20,673)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	28,667,000	23,667,000

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the period
			from Inception
	For the three months ended		(April 1, 2012)
	June 30, 2013		through
	2013	2012	June 30, 2013

OPERATING ACTIVITIES
Net loss	$(173)	$(1,935)	$(8,173)
Change in operating assets and liabilities:
Accounts receivable	(1,000)	3,000	3,500
Accounts payable	150	-	1,930
Net cash provided by (used by) operating activities	(1,023)	1,065	(2,743)

FINANCING ACTIVITIES
Repayment of Loans from Officers	-	(2,000)	-
Net cash used by financing activities	-	(2,000)	-

NET DECREASE IN CASH	(1,023)	(935)	(2,743)

CASH, BEGINNING OF PERIOD	3,706	5,426	5,426

CASH, END OF PERIOD	$2,683	$4,491	$2,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

June 30, 2013

NOTE 1    BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

These interim condensed financial statements as of and for the three months ended June 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2013 report on Form 10-K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of results for the entire year ending March 31, 2014.

Organization

On April 1, 1998, Morris Business Development Company (the Company or MBDC) was incorporated in California as Electronic Media Central Corporation (EMC) (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for the development and growth of both American public and private stock companies. The Company’s year end is March 31.

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

In June 2009, the Company entered into an agreement with Howell Capital Holdings, LLC operating as “More American Jobs” to help American companies prepare to access both government and private financial support. In addition, the Company also commenced a new participation relationship in 2009 with Avalon Funding Corporation, an asset based lender focusing on accounts receivable and purchase order funding.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

June 30, 2013

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

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities

The Company complies with Financial Accounting Standards Codification (“ASC’) 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the company as a development stage enterprise.

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

Long-lived Assets

The Company periodically analyzes long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows in accordance with Financial Accounting Standards Board ASC (Accounting Standards Codification) No. 144, Property, Plant and Equipment. If impairment is deemed to exist, it will be written down to its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

June 30, 2013

Fair Value of Financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10, “Fair Value Measurements and Disclosures” for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

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

Revenue Recognition

The Company believes its revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Sales revenue is recognized at the date of delivery to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collection is reasonably assured. The Company recognizes consulting fee revenue when the transaction is complete and the fee has been earned.

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends. There is no allowance for doubtful accounts recorded as of June 30, 2013 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

Basic and Diluted Earnings Per Share

Earnings (loss) per share are calculated in accordance with FASB ASC Topic 260, “Earnings (loss) per Share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

MORRIS BUSINESS DEVELOPMENT COMPANY

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

UNAUDITED

June 30, 2013

Recent Accounting Pronouncements Adopted

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Reclassification of Prior Year Amounts

Certain prior year amounts were reclassified to conform with the current year presentation.

NOTE 3    UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s condensed financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated a sustainable source of income and has an accumulated deficit of $924,391 at June 30, 2013.

In view of the matter described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing new business development company initiatives and additional funding from strategic partners, which would enhance stockholders’ investment. Management believes that the above actions will allow the Company to continue operations through this fiscal year. However, there is no assurance the Company will be successful in this regard.

NOTE 4    STOCKHOLDERS’ EQUITY

There were no equity transactions in the three months ending June 30, 2013.

As of June 30, 2013 and March 31, 2013 the Company had authorized 10,000,000 shares of preferred stock, of which none is issued and outstanding and had authorized 40,000,000 shares of common stock of par value $0.001, of which 28,667,000 were issued and outstanding.

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

General Overview

We focus on the development of opportunities to invest in eligible portfolio companies by providing either early stage capital and/or “fix-it” capital for existing private or thinly traded public companies along with strategic guidance and operational support.

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

As of March 31, 2013 George Morris, Ph.D. returned to operations as the CEO of the Company with the full motivation to build the mission of the Company. Dr. Morris and the new independent Board of Directors plan to seek revenue and profits for the Company through strategic partnering and acquisitions as a Business Development Company (“BDC”).

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

MODEL 1. INCOME GENERATION

Income generation is sought from facilitating short term secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced factors. These are factors with existing software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

Long term secured loans to refinance and acquire additional plant, equipment and/or other earnings and assets could provide cash flow income to our investors. This lending income may pass through interest and fees paid for secured loans for such purposes. Leasing revenues and fees paid from” borrowers” as renters rather than to owned assets, including sale lease backs, may also provide cash income paid to our investors.

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

Currently, we are internally managed for investment decisions by our Board of Directors, George Morris, our Chairman of the Board and Investment Committee. However, we shall change our Fund management to an external management advisor e.g. Morris BDC Management, LLC (“Morris Investment”) to facilitate more and new technical advice during the fiscal year ending March 31, 2013. We cannot guarantee Morris Investment will achieve registered investment adviser status upon licensing, it shall serve as our investment adviser and also provides us with the administrative services necessary for us to operate.

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

We pursue both income and capital appreciation. Along with current income, a source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes our public stock registration and subsequent acquisition strategy. The portfolio company securities that we acquire are typically illiquid until going public or a sale of the company. Therefore, we cannot predict the regularity and time periods between dispositions of our portfolio company investments and the realizations of capital gains, if any, from such dispositions. Dispositions of our portfolio company investments are discretionary and based on our business judgment.

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

Our strategy is to evaluate and invest in a broad range of American portfolio companies, for example, but not limited to energy, green technology, health, software and media, and other growth areas. Our advisory and management teams may simultaneously develop our strategy with other affiliated and non-affiliated BDCs or non-BDCs in industry and other related areas where there is a potential conflict or support to our strategy in a specific industry or portfolio company investment.

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

Some of the benefits to our shareholders investing in potential growth situation with income may be as follows; however, we may not be able to provide any of these benefits to our investors due to the high risk nature of our investment fund operations.

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

Value of going public:

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

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of June 30, 2013 we had no indebtedness for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

The shares of our common stock are listed on the Over-the-counter Capital Market. There are 28,667,000 shares outstanding as of June 30, 2013, and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman, may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares. George has been the primary funding source of our BDC over the last five years of “hibernation”.

Investment Management and Adviser

We are internally managed now by our Board of Directors and Independent Board of Directors Committees such as Investment and Audit Committees. However, we have the intention but cannot guarantee the success of becoming externally managed. The intended management company will be a new investment adviser created by Dr. George Morris that is registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The new Investment Advisor is expected to be appointed by March 31, 2014. The new investment adviser will be responsible for managing our day-to-day operations including, without limitation, identifying, evaluating, negotiating, closing, monitoring and servicing our investments. The new adviser will also provide us with the selected administrative services necessary for us to operate. Our investment activities will be managed by the new external advisor pursuant to an investment advisory and administrative services agreement (the “Investment Advisory and Administrative Services Agreement”) to be approved by our Board of Directors. We shall pay the new advisor a fee for its investment advisory services under the Investment Advisory and Administrative Services Agreement consisting of two components – a two percent of asset value base management fee and a twenty percent realized performance incentive.

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

Our new investment adviser’s principals shall have extensive experience in “taking companies public,” advising micro- and small-cap companies on capital markets strategies, and developing investor relations programs.

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

Governance

Our Board of Directors (“Board”) monitors and performs an oversight role with respect to our business and affairs, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Also, our Board approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and officers, approves the engagement, and reviews the performance of, our independent registered public accounting firm, and provides overall risk management oversight. Pursuant to the requirements under the 1940 Act and to satisfy our listing standards. Our Board is composed of a majority of non-interested, independent, directors.

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

Further, we believe and want to provide the assistance needed by business in this time of opportunity. We further believe that we can marshal the available resources to help business get what they need as an SEC registered Business Development Company as follows:

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

Our Investment Strategy

Our investment objectives are to maximize capital appreciation and pass-through interest and dividend income from our portfolio company investments to our investors. We seek to accomplish our capital appreciation objective through equity investments appreciation accelerated by earnings growth magnified by the price earnings “arbitrage” resulting from becoming a publically traded stock company, versus a non-traded private company. Therefore, a major source of investment return will be generated from net capital gains, if any, realized on the disposition of our portfolio company investments, which typically will occur after a portfolio company completes a public offering. However, our equity investments are also expected to generate some current income (i.e., dividends or interest income). Our investing strategy relies on the expertise of our investment advisers and business managerial support team to source opportunities that meet our investment income growth criteria.

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

We shall pursue investments with a shorter expected investment success time, where we believe the portfolio company may file registration statements with the SEC for reporting and trading. The process of our realizing a maximum capital gain apart from the investment appreciation resulting from gains in operating earnings, could take as much as one to two years from initial SEC registration, legal market exposure and SEC “lockup” provisions prohibiting sale following a “going-public” offering. Once this lockup restriction expires, we may sell our shares in the portfolio company in the public markets. However, we have the discretion to hold our position to the extent we believe the portfolio company is not being appropriately valued in the public markets. We may pursue investments that have a shorter expected investment hold time but we cannot guarantee the timing results for our liquidation of an investment.

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

●

Debt and/or equity: We seek to acquire secured debt with conversion privileges or options to acquire common stock or equity securities that are typically the issuer’s most senior preferred stock at the time of our investment. In cases where we acquire common shares, the issuer typically has only common stock outstanding. We believe that investing in an issuer’s most senior and/or secured debt or equity securities provides some protection and is one way to potentially mitigate the otherwise high risks investing. Since securities that we acquire directly from selling stockholders may not represent the most senior securities of the issuer, we may seek to negotiate terms, such as warrants or other structural protections, which are intended to provide some additional value protection. Although we seek to invest in the most senior class of securities or obtain other protections, the seniority and other protections provided in these types of investments may be diminished if the portfolio company issues more senior securities in a subsequent financing round.

●

Acquisition price: We seek the acquisition of private securities at a valuation that creates the potential for our target “arbitrage” return on our investment once the company is publicly traded. We believe that “buying right” at a lower price earnings multiple is one of the keys to success along with growth of earnings in our portfolio company from either or both organic growth and further acquisitions of earnings from additional investments in other related companies.

As of June 30, 2013 we are reviewing the offering status of potential portfolio investments, but have not made a “firm” deal for investment or business development.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we have reduced our debt to near zero as of June 30, 2013, to facilitate our company raising additional equity or debt capital if we desire. However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

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

Target Industries

We focus on micro-cap, small-cap and lower middle market companies across a broad range of growth industries that we believe are being transformed by technological, economic and social forces. A typical example of a promising area of us is the senior citizens living and housing industry. The key directive is to find the “right” portfolio investment opportunities for our BDC.

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

With over twenty-five years’ experience in the in the investment banking community, the network available to us through George Morris, our Chairman and President, is established and open to our need for portfolio companies investments. The goals of this network are mutually compatible and profitable for legal compliance and motivation.

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

We believe, if requested, to establish the price and other terms where existing venture capital investors, who are also likely to have board seats and as such may be conflicted, prefer to have a new investor lead the financing round without granting a board seat to us. Since we may not require board seats or other control provisions, we allow the current management and board to remain focused on executing the company’s business strategy.

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

As of June 30, 2013, we have not made any cash investments.

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

License Agreement

We have entered into a license agreement (“License Agreement”) with George Morris pursuant to which George Morris, our President granted us a non-exclusive license to use the name “Dr George Morris.” Under the License Agreement, we will have a right to use the Dr George Morris’ name, for so long as Dr George Morris or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Dr George Morris” name or logo. The License Agreement will remain in effect for so long as the Investment Advisory and Administrative Services Agreement with our investment adviser are in effect.

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

Three Months ended June 30, 2013 compared to the Three Months ended June 30, 2012 and June 30, 2009

Results of Operations (unaudited)

Introduction

The Company began exploring opportunities for business development activities. Revenue has been generated from related consulting.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 are as follows:

	3 Months Ended June 30, 2013	3 Months Ended June 30, 2012	Percentage Change Increase (Decrease)	For the Period from Inception (April 1, 2012) through June 30, 2013
Revenue	$3,000	$-	100.0%	$18,250
Cost of revenue	-	-	(0.0)%	-
Total general and administrative expenses	3,173	1,935	64.0%	26,423

Loss from operations	$(173)	$(1,935)	(64.8)%	$(8,173)

Our revenues for the three months ended June 30, 2013 increased to $3,000 compared to $0 for the three months ended June 30, 2012 and $18,250 for the fifteen months ended June 30, 2013. This change in revenues was a result of the new activity for our business development consulting services.

Our general and administrative expenses increased by 64.0% to $3,173 for the three months ended June 30, 2013 compared to $1,935 for the three months ended June 30, 2012 and $26,423 for the fifteen months ended June 30, 2013.

As a result of the above, our loss from operations for the three months ended June 30, 2013 was $173, compared to a loss of $1,935 for the three months ended June 30, 2012, and a loss of $8,173 for the fifteen months ended June 30, 2013.

Other Comprehensive Loss and Net Income (Loss)

Our other comprehensive income (loss) and net income (loss) for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 and fifteen months ended June 30, 2013 are as follows:

	3 Months Ended June 30, 2013	3 Months Ended June 30, 2012	Percentage Change Increase (Decrease)	15 Months Ended June 30, 2013
Net loss	$(173)	$(1,935)	(91.1)%	$(8,173)
Other comprehensive income (loss)	-	$(6,250)	(100)%	$(12,500)
Comprehensive loss	$(173)	$(8,185)	97.9%	$(20,673)

Liquidity and Capital Resources

Introduction

During the three months ended June 30, 2013, we had a negative cash flow from operating activities of $1,023 and $0 cash flow from financing activities. We anticipate these numbers will improve.

Our cash, accounts receivable, marketable securities, total assets and total liabilities as of June 30, 2013, compared to March 31, 2013, are as follows:

	June 30, 2013	March 30, 2013
	(unaudited)
Cash	$2,683	$3,706
Accounts receivable	$4,000	$3,000
Total assets	$6,683	$6,706

Total liabilities	$4,320	$4,170

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the three months ended June 30, 2013, we generated negative cash flow of $1,023. This was a result of net cash used in operating activities of $1,023, and no cash in financing activities. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

Critical Accounting Policies

Our accounting policies are described in Note 2 to our condensed financial statements. The following describes the general application of accounting principles that impact our condensed financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of June 30, 2013, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

There were no unregistered sales of equity securities in the quarter ended June 30, 2013.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

There have been no events which are required to be reported under this Item.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

3.1 (1)	Articles of Incorporation of Electronic Media Central Corporation

3.2 (4)	Articles of Amendment to Articles of Incorporation

3.3 (1)	Bylaws

10.1 (2)	Distribution Agreement Between Electronic Media Central and L&M Media, Inc., dba Apple Media

14.1 (3)	Code of Ethics

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Incorporated by reference to our Form 10-SB, Commission file number 000-32345, filed with the Commission on February 13, 2001.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB/A, filed on April 13, 2001.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB, filed on July 13, 2004.

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed on July 3, 2007.

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2013	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Executive Officer

Dated: August 19, 2013	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

