Form 10-Q
period 2013-09-30
Morris Business Development Co
filed 2013-11-18
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter period ended September 30, 2013

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
Yes [  ] No [X]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $14,120, based on the closing price of $0.03 of our common stock on September 30, 2013.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2013, there were 28,667,000 shares of common stock, par value $0.001, issued and outstanding.

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

As of September 30, 2013, there were 28,667,000 shares of common stock, par value $0.001, issued and outstanding

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

ITEM 1 Financial Statements and Financial Notes

Condensed Balance Sheets September 30, 2013 (Unaudited) and March 31, 2013	F-1

Condensed Statements of Operations for the Three Month Periods Ended September 30, 2013 and 2012 and for the period from inception (April 1, 2012) through September 30, 2013 (Unaudited)	F-2

Condensed Statements of Cash Flows for the Three Month Periods Ended September 30, 2013 and 2012 and for the period from inception (April 1, 2012) through September 30, 2013 (Unaudited)	F-3

Notes to Unaudited Condensed Financial Statements	F-4

3

MORRIS BUSINESS DEVELOPMENT COMPANY

(a Development Stage Company)

Balance Sheet

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$580	$3,706
Marketable Securities	-	-
Accounts Receivable	900	3,000

Total Current Assets	$1,480	$6,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$3,651	$4,170

Total Liabilities	3,651	4,170

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized; none issued and outstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized; 28,667,000 shares issued and a outstanding at September 30, 2013, and March 31, 2013	28,667	28,667
Additional Paid-in Capital	933,959	933,959
Accumulated Deficit	(928,925)	(924,218)
Accumulated other comprehensive loss	(35,872)	(35,872)

Total Stockholders’ Equity (Deficit)	(2,171)	2,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,480	$6,706

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(a Development Stage Company)

Statement of Operations

(Unaudited)

					For the period
					from Inception
	For the Three Months Ended		For the Six Months Ended		(April 1, 2012)
	September 30,		September 30,		through
	2013	2012	2013	2012	Sep. 30, 2012

Net Revenue	$-	$3,000	$3,000	$3,000	$18,250
Cost of Revenue

Gross Profit	-	3,000	3,000	3,000	18,250

Operating Expenses:
Professional Fees	3,365	4,656	6,215	5,118	17,661
Consulting	-	-	-	-	7,550
Other	1,169	691	1,492	2,164	5,746
Total Operating Expenses	4,534	5,347	7,707	7,282	30,957

Loss from operations	(4,534)	(2,347)	(4,707)	(4,282)	(12,707)

Loss before income taxes	(4,534)	(2,347)	(4,707)	(4,282)	(12,707)

Provision for income taxes	-	-	-	-	-

Net Loss	(4,534)	(2,347)	(4,707)	(4,282)	(12,707)

Other comprehensive loss
Unrealized loss on marketable securities	-	-	-	(6,250)	(12,500)

Comprehensive Loss	$(4,534)	$(2,347)	$(4,707)	$(10,532)	$(25,207)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	28,667,000	23,667,000	28,667,000	23,667,000

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

(a Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the period
			from Inception
			(April 1, 2012)
	For the six months ended		through
	2013	2012	Sep. 30, 2013

Cash flows from operating activities:
Net loss	$(4,707)	$(10,532)	(25,207)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss on marketable securities	-	6,250	12,500
Change in operating assets and liabilities:
Accounts receivable	2,100	6,750	6,600
Accounts payable	(519)	-	1,261
Net cash (used by) operating activities	(3,126)	2,468	(4,846)

Cash flows from financing activities:
Loans from Officers	-	-
Receivables from related party
Net cash provided by financing activities	-	-	-

Net increase (decrease) in cash	(3,126)	2,468	(4,846)

Cash, beginning of the period	3,706	5,426	5,426

Cash, end of the period	$580	$7,894	$580

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-	$-
Taxes paid during the year	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2013

NOTE 1	BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

These interim financial statements as of and for the six months ended September 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end March 31, 2013 report on form 10 K. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending March 31, 2014.

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

Income Taxes

The company utilizes FASB ASC 740, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company generated a deferred tax credit through net operating loss carry forwards. As of September 30, 2013 the Company had federal and state net operating loss carryforwards of approximately $933,095 that can be used to offset future taxable income. The carryforwards will begin to expire in 2018 unless utilized in earlier years.

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

All of the Company’s financial instruments are recorded at fair value due their term of maturity.

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

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended September, 2013 and 2012 were insignificant.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Accounts Receivable

Accounts receivable are presented at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and uses the allowance method to account for uncollectible accounts receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the age of the balance, credit quality, payment history, current credit-worthiness of the customer and current economic trends. There is no allowance for doubtful accounts recorded as of September 30, 2013 as the balance of the Company’s receivables was considered collectible based on analysis of individual accounts.

Marketable Securities

The Company’s investments in securities are classified as available-for-sale and, as such, are carried at fair value based on quoted market prices. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.

Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a separate component of stockholder’s equity. Realized and unrealized gains and losses for securities classified as available-for-sale are included in the statement of operations and comprehensive Income. As at September 30, 2013, management believes the marketable security is worthless. It was adjusted for impairment at the year ended March 31, 2013 and written down to zero. Marketable securities at September 30, 2013:

Equity Securities Name and Symbol	Number of Shares Held	Cost	Market Value	Accumulated Unrealized Loss	Traded on Pink Sheets (PK) or Bulletin Board (BB)

Leep, Inc (LPPI)	2,500,000	21,250	0	(21,250)	LPPI

NOTE 3	UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated a sustainable source of income and has accumulated deficit of $928,925 at September 30, 2013.

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

There were no equity transactions in the six months ended September 30, 2013.

As of September 30, 2013 and March 31, 2013 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 28,667,000 were issued and outstanding.

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

General Overview

We focus on the development of opportunities to invest in eligible portfolio companies by providing either early stage capital, exit capital and/or “fix-it” capital for existing private or thinly traded public companies along with strategic guidance and operational support.

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

Public - traded investment fund:

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

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of September 30, 2013 we had little indebtedness at ($3,651) for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

The shares of our common stock are listed on the Over-the-counter Capital Market. There are 28,667,000 shares outstanding as of September 30, 2013, and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman, may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares. George has been the primary funding source of our BDC over the last five years of “hibernation”.

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

As of September 30, 2013 we are reviewing the offering status of potential portfolio investments, but have not made a “firm” deal for investment or business development.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we have reduced our debt to near zero as of September 30, 2013, to facilitate our company raising additional equity or debt capital if we desire. However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

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

As of September 30, 2013, we have not made any cash investments.

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

Three Months ended September 30, 2013 compared to the Three Months ended September 30, 2012 and September 30, 2009

Results of Operations (unaudited)

Introduction

The Company began exploring opportunities for business development activities. Revenue has been generated from related consulting.

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 are as follows:

	3 Months Ended September 30, 2013		3 Months Ended September 30, 2012	Percentage Change Increase (Decrease)	For the Period from Inception (April 1, 2012) through September 30, 2013
Revenue	$		$3,000	(100.0%)	$18,250
Cost of revenue		-	-	(0.0)%	-
Total general and administrative expenses		4,534	5,347	(15.2)%	30,957

Loss from operations		$(4,534)	$(2,347)	48.2%	$(12,707)

Our revenues for the three months ended September 30, 2013 decreased to $0 compared to $3,000 for the three months ended September 30, 2012 and $18,250 for the eighteen months ended September 30, 2013. This change in revenues was a result of the loss of our single customer activity for our business development consulting services.

Our general and administrative expenses decreased by 15.2% to $4,534 for the three months ended September 30, 2013 compared to $5,347 for the three months ended September 30, 2012 and $30,357 for the eighteen months ended September 30, 2013.

As a result of the above, our loss from operations for the three months ended September 30, 2013 was $4,534, compared to a loss of $2,347 for the three months ended September 30, 2012, and a loss of $12,707 for the eighteen months ended September 30, 2013.

Other Comprehensive Loss and Net Income (Loss)

Our other comprehensive income (loss) and net income (loss) for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 and eighteen months ended September 30, 2013 are as follows:

	3 Months Ended September 30, 2013	3 Months Ended September 30, 2012	Percentage Change Increase (Decrease)	18 Months Ended September 30, 2013
Net loss	$(4,534)	$(2,347)	(48.2)%		$(12,707)
Other comprehensive income (loss)	-	$( )	( )%	$
Comprehensive loss	$(4,534)	$(2,347)	(48.2)%		$(25,207)

Liquidity and Capital Resources

Introduction

During the six months ended September 30, 2013, we had a negative cash flow from operating activities of $3,126 and $0 cash flow from financing activities. We anticipate these numbers will improve.

Our cash, accounts receivable, marketable securities, total assets and total liabilities as of September 30, 2013, compared to March 31, 2013, are as follows:

	September 30, 2013	March 30, 2013
	(unaudited)
Cash	$580	$3,706
Accounts receivable	$900	$3,000
Total assets	$1,480	$6,706

Total liabilities	$3,651	$4,170

Cash Requirements

Our cash requirements are expected to remain stable over the next 12 months. Our cash is utilized primarily for professional fees associated with being a public reporting company and with the acquisition of eligible portfolio companies.

Sources and Uses of Cash

Operations and Financing

During the six months ended September 30, 2013, we generated negative cash flow of $3,126. This was a result of net cash used in operating activities of $3,126, and no cash in financing activities. We anticipate that we will continue to operate at a small net loss and generate a small positive cash flow from the operations of our business services and consulting and loans from officers.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Since we have very few assets and only one operating division there is no quantitative information, as of September 30, 2013, about market risk that has any impact on our present business. Once we begin making investments in additional eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

There were no unregistered sales of equity securities in the quarter ended September 30, 2013.

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

Dated: November 18, 2013	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Executive Officer

Dated: November 18, 2013	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

