Form 10-Q/A
period 2013-09-30
Morris Business Development Co
filed 2014-03-28
CIK 1133901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 814-00724

MORRIS BUSINESS DEVELOPMENT COMPANY

(Exact name of registrant as specified in its charter)

California	33-0795854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

220 Nice Lane #108
Newport Beach, CA 92663

(Address of principal executive offices, zip code)

(949) 444-9090

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X].

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes [  ] No [X].

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of September 30, 2013 was 28,666,667.

Explanatory Note

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (Form 10-Q/A) for the quarterly period ended September 30, 2013 as filed with the Securities and Exchange Commission on November 18, 2013 is to reflect the removal of all references to the Company as a Development Stage company in the Company’s financial statements and the accompanying notes to the financial statements.

In addition, the following changes have been made:

●	Part I “Evaluation of disclosure controls and procedures” has been revised to indicate that the Company’s disclosure controls and procedures design were deemed to be ineffective.

●	Part II “Management’s Discussion and Analysis and Results of Operations has been revised to include explanations on the results of operations for the six month periods ended September 30, 2013 and September 30, 2012.

2

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MORRIS BUSINESS DEVELOPMENT COMPANY

Balance Sheet

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$580	$3,706
Marketable Securities	-	-
Accounts Receivable	900	3,000

Total Current Assets	$1,480	$6,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$3,651	$4,170

Total Liabilities	3,651	4,170

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized; none issued and outstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized; 28,666,667 shares issued and an outstanding at September 30, 2013, and March 31, 2013	28,667	28,667
Additional Paid-in Capital	933,959	933,959
Accumulated Deficit	(928,925)	(924,218)
Accumulated other comprehensive loss	(35,872)	(35,872)

Total Stockholders’ Equity (Deficit)	(2,171)	2,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,480	$6,706

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Revenue	$-	$3,000	$3,000	$3,000
Cost of Revenue

Gross Profit	-	3,000	3,000	3,000

Operating Expenses:
Professional Fees	3,365	4,656	6,215	5,118
Consulting	-	-	-	-
Other	1,169	691	1,492	2,164
Total Operating Expenses	4,534	5,347	7,707	7,282

Loss from operations	(4,534)	(2,347)	(4,707)	(4,282)

Loss before income taxes	(4,534)	(2,347)	(4,707)	(4,282)

Provision for income taxes	-	-	-	-

Net Loss	(4,534)	(2,347)	(4,707)	(4,282)

Other comprehensive loss
Unrealized loss on marketable securities	-	-	-	(6,250)

Comprehensive Loss	$(4,534)	$(2,347)	$(4,707)	$(10,532)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	28,666,667	28,666,667	28,666,667	28,666,667

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Cash Flows

(Unaudited)

	For the six months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(4,707)	$(10,532)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss on marketable securities	-	6,250
Change in operating assets and liabilities:
Accounts receivable	2,100	6,750
Accounts payable	(519)	-
Net cash (used by) provided by operating activities	(3,126)	2,468

Cash flows from financing activities:
Loans from Officers	-	-
Receivables from related party
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(3,126)	2,468

Cash, beginning of the period	3,706	5,426

Cash, end of the period	$580	$7,894

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

UNAUDITED

September 30, 2013

NOTE 1	BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

The accompanying unaudited condensed financial statements of Morris Business Development Company (the “Company”, “we”, “us” or “MBDC”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on July 15, 2013.

The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly our financial position and results of operations as of and for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from those estimates

We have performed an evaluation of subsequent events through the date of filing these financial statements with the SEC.

Organization

On April 1, 1998, Morris Business Development Company (the Company or MBDC) was incorporated in California as Electronic Media Central Corporation (EMC) (formerly a division of Internet Infinity, Inc. (III)). The Company is engaged in providing services for the development and growth of both American public and private stock companies. The Company yearend is March 31.

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

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

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

There were no equity transactions during the six months ended September 30, 2013.

As of September 30, 2013 and March 31, 2013 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 28,667,000 were issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Due to possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance. We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

Readers should carefully review the risk factors described below under the heading “Risk Factors” and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended March 31, 2013. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.auxilioinc.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

MODEL 1. INCOME GENERATION

In addition to consulting fee revenues, the Company is seeking to generate income from facilitating short term secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced factors. These are factors with existing software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

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

RESULTS OF OPERATIONS

For the Three Months ended September 30, 2013 compared to the Three Months ended September 30, 2012

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 are as follows:

	3 Months Ended September 30, 2013	3 Months Ended September 30, 2012	Percentage Change Increase (Decrease)
Revenues	$-	$3,000	(100.0%)
Cost of revenues	-	-	(0.0)%
Total operating expenses	4,534	5,347	(15.2)%

Loss from operations	$(4,534)	$(2,347)	48.2%

Revenues

Our revenues for the three months ended September 30, 2013 decreased to $0 compared to $3,000 for the three months ended September 30, 2012. This change in revenues was a result of the loss of our single customer activity for our business development consulting services.

Operating expenses

Our operating expenses were $4,534 and $5,347 for the three months ended September 30, 2013 and September 30, 2012, respectively. The change was due to decrease in professional fees.

Other Comprehensive Loss and Net Income (Loss)

Our other comprehensive income (loss) and net income (loss) for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012 and eighteen months ended September 30, 2013 are as follows:

	3 Months Ended September 30, 2013	3 Months Ended September 30, 2012	Percentage Change Increase (Decrease)
Net loss	$(4,534)	$(2,347)	(48.2)%
Other comprehensive income (loss)	-	$-	- %
Comprehensive loss	$(4,534)	$(2,347)	(48.2)%

For the Six Months ended September 30, 2013 compared to the Six Months ended September 30, 2012

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the six months ended September 30, 2013, as compared to the six months ended September 30, 2012 are as follows:

	6 Months Ended September 30, 2013	6 Months Ended September 30, 2012	Percentage Change Increase (Decrease)
Revenue	$3,000	$3,000	0.0%
Cost of revenue	-	-	0.0%
Total general and administrative expenses	7,707	7,282	5.84%

Loss from operations	$(4,707)	$(4,282)	9.93%

Revenues

Our revenues were $3,000 and $3,000 for the six months ended September 30, 2013 and September 30, 2012, respectively

Operating expenses

Our operating expenses were $7,707 and $7,282 for the six months ended September 30, 2013 and September 30, 2012, respectively. The change was due to an increase in professional fees for accounting and legal services.

Other Comprehensive Loss and Net Income (Loss)

Our other comprehensive income (loss) and net income (loss) for the six months ended September 30, 2013, as compared to the six months ended September 30, 2012 and eighteen months ended September 30, 2013 are as follows:

	6 Months Ended September 30, 2013	6 Months Ended September 30, 2012	Percentage Change Increase (Decrease)	18 Months Ended September 30, 2013
Net loss	$(4,707)	$(4,282)	9.83%		$(12,707)
Unrealized loss on marketable securities	-	$(6,250)	%	$
Comprehensive loss	$(4,534)	$(10,532)	9.83%		$(25,207)

Our comprehensive loss was $4,534 and $10,532 for the six months ended September 30, 2013 and September 30, 2012, respectively. The change was the result of an unrealized loss on marketable securities of $6,250 recorded during the period ended September 30, 2012.

Liquidity and Capital Resources

Introduction

During the six months ended September 30, 2013, we had a negative cash flow from operating activities of $3,126 and $0 cash flow from financing activities. We anticipate these numbers will improve.

Our cash, accounts receivable, total assets and total liabilities as of September 30, 2013, compared to March 31, 2013, are as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective. Further, the Company’s officers concluded that its disclosure controls and procedures were also ineffective.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS BUSINIESS DEVELOPMENT COMPANY

Dated: March 28, 2014	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Executive Officer

Dated: March 28, 2014	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

