Form 10-Q
period 2013-12-31
Morris Business Development Co
filed 2014-04-24
CIK 1133901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of April 22, 2014 was 28,806,667.

2

PART I – FINANCIAL INFORMATION

ITEM 1 Financial Statements

MORRIS BUSINESS DEVELOPMENT COMPANY

Balance Sheets

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$1,784	$3,706
Accounts Receivable	-	3,000

Total Current Assets	$1,784	$6,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable and Accrued Expenses	$1,465	$4,170
Due to related party	4,800	-

Total Liabilities	6,265	4,170

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value,10,000,000 shares authorized; none issued and outstanding
Common Stock, $0.001 par value; 40,000,000 shares authorized; 28,806,667 and 28,666,667 shares issued and outstanding at September 30, 2013, and March 31, 2013	28,807	28,667
Additional Paid-in Capital	938,019	933,959
Accumulated Deficit	(935,435)	(924,218)
Accumulated other comprehensive loss	(35,872)	(35,872)

Total Stockholders’ (Deficit) Equity	(4,481)	2,536

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,784	$6,706

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net Revenue	$2,100	$5,250	$5,100	$8,250
Cost of Revenue

Gross Profit	2,100	5,250	5,100	8,250

Operating Expenses:
Professional fees	4,370	1,281	10,585	6,399
Stock compensation	4,200	-	4,200	-
Consulting	-	-	-	5,550
Other	40	272	1,531	52,436
Total Operating Expenses	8,610	1,553	16,316	64,385

Income (Loss) from operations	(6,510)	3,697	(16,316)	(56,135)

Income (Loss) before income taxes	(6,510)	3,697	(11,216)	(56,135)

Provision for income taxes	-	-	-	-

Net Income (Loss)	(6,510)	3,697	(11,216)	(56,135)

Other comprehensive loss
Unrealized loss on marketable securities	-	(6,250)	-	(12,500)

Comprehensive Loss	$(6,510)	$(2,553)	$(11,216)	$(68,635)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	28,672,753	28,666,667	28,668,702	28,666,667

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(11,216)	$(68,635)
Adjustments to reconcile net loss to net cash used by operating activities:
Unrealized loss on marketable securities	-	12,500
Non cash issue of stock for services	4,200	50,000
Change in operating assets and liabilities:
Accounts receivable	3,000	4,500
Accounts payable	(2,706)	-
Net cash used by operating activities	(6,722)	(1,635)

Cash flows from financing activities:
Advances from related party	4,800	-
Net cash provided by financing activities	4,800	-

Net decrease in cash	(1,922)	(1,635)

Cash, beginning of the period	3,706	5,426

Cash, end of the period	$1,784	$3,791

Supplemental cash flow disclosure:
Interest paid during the year	$-	$-
Taxes paid during the year	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed financial statements of Morris Business Development Company (the “Company”, “we”, “us” or “MBDC”) have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.

Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on July 15, 2013.

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

NOTE 2 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, we believe the impact of any other recently issued standards that are not yet effective are either not applicable to us at this time or will not have a material impact on our consolidated financial statements upon adoption.

NOTE 3 ACCOUNTS RECEIVABLE

A summary of accounts receivable is as follows:

	December 31, 2013	March 31, 2012

Accounts receivable	$-	$3,000
Allowance for doubtful accounts	-	-
Total accounts receivable	$-	$3,000

NOTE 4 DUE TO RELATED PARTY

Due to related party represents cash advances made to the Company by the Company’s Chief Executive Officer. The advances are non-interest bearing and are payable upon demand.

NOTE 5 UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated a sustainable source of income and has accumulated deficit of $935,435 at December 31, 2013.

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

NOTE 6 CAPITAL

On December 27, 2013, the Company granted 140,000 shares of restricted common stock to the Chief Executive Officer in exchange for his services. On the date of the stock grant the Company’s common stock was trading at $0.03 per share. As the result of this grant, the Company has recognized $4,200 in stock compensation expense for the three and nine months ended December 31, 2013.

As of December 31, 2013 and March 31, 2013 the Company had authorized 40,000,000 shares of common stock of par value $0.001, of which 28,806,667 and 28,666,667 were issued and outstanding, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This analysis of our results of operations should be read in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Report. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that projections will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report. .

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

MODEL 1. INCOME GENERATION

In addition to our consulting fee revenue, the Company is seeking to generate income through facilitating short term secured loans to our portfolio companies and other non-portfolio companies, through affiliated and non-affiliated lending sources. Operating capital loans may be used by our investment portfolio companies for invoices, orders and inventory and may follow the factoring strategy operated for our BDC by affiliated and non-affiliated experienced factors. These are factors with existing software and management systems in place. Our BDC investors may participate in the cash return yield generated by these activities.

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

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of December 31, 2013 we had little indebtedness at ($4,800) for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

The shares of our common stock are listed on the Over-the-counter Capital Market. There are 28,806,667 shares outstanding as of December 31, 2013, and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman, may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares. George has been the primary funding source of our BDC over the last five years of “hibernation”.

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

The Investment Environment

We operate within an uncontrollable environment of investment and economic market variables. Further we believe some of this uncertainty creates opportunity as well as risk. One opinion is that the American banking system has failed American business and is not providing the capital needed by business to operate and grow. And both the stock market and mergers and acquisition volatility have left the investors very uncertain about the investment market direction and value. However, we believe this same environment has created opportunity for well-managed, transparent investments and the needed resources to grow value and income.

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

As of December 31, 2013 we are reviewing the offering status of potential portfolio investments, but have not made a “firm” deal for investment or business development.

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

Portfolio Company Investment Structure

Our portfolio company investments will be composed of, investments primarily in the form of secured notes, preferred securities that are convertible into common stock, common stock, and warrants exercisable into common or preferred stock.

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

As of December 31, 2013, we have not made any cash investments.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We evaluate these estimates on an on-going basis, including those estimates related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  The results of these estimates form the basis for our judgments about the carrying values of assets and liabilities which are not readily apparent from other sources.  As a result, actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be most important to the portrayal of our financial condition and those that require the most subjective judgment:

●	Revenue recognition and deferred revenue

Revenue is recognized pursuant to ASC Topic 605, “Revenue Recognition” (“ASC 605”).  Consulting revenue is earned monthly during the term of the contract, as services are provided. Revenues from consulting services are earned when there is persuasive evidence of an arrangement, delivery has occurred, the contract price has been determined and collectability has been reasonably assured.

●	Use of estimates

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

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

RESULTS OF OPERATIONS

For the Three Months ended December 31, 2013 compared to the Three Months ended December 31, 2012

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 are as follows:

	3 Months Ended December 31, 2013	3 Months Ended December 31, 2012	Percentage Change Increase (Decrease)
Revenues	$2,100	$5,250	(60.0)%
Cost of revenues	-	-	(0.0)%
Total operating expenses	8,610	1,553	184.0%

Loss from operations	$(6,510)	$3,697)	(162.5)%

Revenues

Our revenues for the three months ended December 31, 2013 decreased to $2,100 compared to $5,250 for the three months ended December 31, 2012. This change in revenues was a result of the loss of our single customer activity for our business development consulting services.

Operating expenses

Our operating expenses were $6,510 and $1,553 for the three months ended December 31, 2013 and December 31, 2012, respectively. The increase was due to increased professional fees for accounting and legal services and an increase in stock compensation for the period ended December 31, 2013.

Other Comprehensive Loss and Net Income (Loss)

Our other comprehensive income (loss) and net income (loss) for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 are as follows:

	3 Months Ended December 31, 2013	3 Months Ended December 31, 2012	Percentage Change Increase (Decrease)
Net (loss) income	$(6,510)	$3,697	(276.1)%
Other comprehensive income (loss)	-	$(6,250)	(100.0)%
Comprehensive loss	$(6,510)	$(2,553)	(155.0)%

For the Nine Months ended December 31, 2013 compared to the Nine Months ended December 31, 2012

Revenues and Income (Loss) from Operations

Our revenue, cost of revenue, total operating expenses and income (loss) from operations for the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012 are as follows:

	9 Months Ended December 31, 2013	9 Months Ended December 31, 2012	Percentage Change Increase (Decrease)
Revenue	$5,100	$8,250	(38.2)%
Cost of revenue	-	-	0.0%
Total operating expenses	16,316	64,385	(74.7)%

Loss from operations	$(7,016)	$(56,135)	(80.0)%

Revenues

Our revenues for the nine months ended December 31, 2013 decreased to $5,100 compared to $8,250 for the nine months ended December 31, 2012. This change in revenues was a result of the loss of our single customer activity for our business development consulting services.

Operating expenses

Our operating expenses were $16,316 and $64,385 for the nine months ended December 31, 2013 and December 31, 2012, respectively. The decrease was due to increased professional fees for accounting and legal services.

Other Comprehensive Loss and Net Income (Loss)

Our other comprehensive income (loss) and net income (loss) for the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012 are as follows:

	9 Months Ended December 31, 2013	9 Months Ended December 31, 2012	Percentage Change Increase (Decrease)
Net loss	$(11,216)	$(56,135)	(80.0)%
Other comprehensive income (loss)	-	$(12,500)	(100.0)%
Comprehensive loss	$(11,216)	$(68,635)	(86.7)%

Liquidity and Capital Resources

During the nine months ended December 31, 2013, we had a negative cash flow from operating activities of $6,722 and $4,800 cash flows were provided from financing activities. We anticipate these numbers will improve.

Our cash, accounts receivable, marketable securities, total assets and total liabilities as of December 31, 2013, compared to March 31, 2013, are as follows:

	December 31, 2013	March 30, 2013
	(unaudited)
Cash	$1,784	$3,706
Accounts receivable	$-	$3,000
Total assets	$1,784	$6,706

Total liabilities	$6,265	$4,170

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

ITEM 6. Exhibits

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

MORRIS BUSINESS DEVELOPMENT COMPANY

Dated: April 24, 2014	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Executive Officer

Dated: April 24, 2014	By:	/s/ George P Morris
	Name:	George P. Morris
	Its:	Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Morris Business Development Company and will be retained by Morris Business Development Company and furnished to the Securities and Exchange Commission or its staff upon request.

