Form 10-K
period 2014-03-31
Morris Business Development Co
filed 2014-08-21
CIK 1133901

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $71,440, based on the closing price of $0.03 of our common stock on September 30, 2013.

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

Applicable only to corporate registrants:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2014, there were 28,807,000 shares of common stock, par value $0.001, issued and outstanding.

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

As of March 31, 2014 George Morris, Ph.D. returned to operations as the CEO of the Company with the full motivation to build the mission of the Company. Dr. Morris and the new independent Board of Directors plan to seek revenue and profits for the Company through strategic partnering and acquisitions as a Business Development Company, (“BDC”).

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

We seek to develop our first investment beyond our current “token” holding of LPPI shares received as consulting compensation. In fact, we totally wrote off the $12,500 portfolio value as of March 31, 2014 for lack of potential gain.

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

Without sufficient access to the capital markets, we may be forced to curtail our business operations or we may not be able to pursue new investment opportunities, which could decrease our investment income, if any, and cause our net asset value to deteriorate. As of March 31, 2014 we had no indebtedness for borrowed money, and we currently do not desire to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies. Our advisor and management may change this position to develop and investment opportunity.

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

Offering of Securities

From April 1, 2012 through March 31, 2014, we have not raised any capital in a public offering of our common stock. However, on March 30, 2012, with the approval of our Board of Directors, we eliminated the balance of our debt by converting the then existing up-to $100,000 debt to 5,000,000 restricted common shares at $0.02 per share. The trading price per unrestricted share was $0.02. The holder of the debt and now converted shares is Apple Realty, Inc., owned by our Board Chairman, George Morris.

The shares of our common stock are listed on the Bulletin Board. There are 28,666,667 shares outstanding as of March 31, 2014, and approximately 2,000,000 non-insider shares are in the public float. George Morris, our Chairman, may “trickle-out” sell approximately one-percent per quarter of his beneficially owned shares in the near future for personal financial needs and to increase the non-insider public float shares. George has been the primary funding source of our BDC over the last five years of “hibernation”.

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

13

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

As of March 31, 2014, we are reviewing the offering status of potential portfolio investments, but have not made a “firm” deal for investment or business development.

We do not intend to borrow funds in the foreseeable future to finance the purchase of our investments in portfolio companies, but we have the discretion to do so. However, we have reduced our debt to near zero for the fiscal year ended March 31, 2014, to facilitate our company raising additional equity or debt capital if we desire. However, in the event we do borrow funds to make investments, we are exposed to the risks of leverage, which may be considered a speculative investment technique. Borrowings, also known as leverage, magnify the potential for gain and loss on amounts invested and therefore increase the risks associated with investing in our securities. In addition, the costs associated with our borrowings, including any increase in the management fee payable to our investment adviser, will be borne by our common stockholders. We also do not intend to lend the securities of our publicly traded portfolio companies to generate fee income.

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

As of March 31, 2014, we have not made any cash investments.

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

Material U.S. Federal Income Tax Considerations

From incorporation through March 31, 2014, we were treated as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended (the “Code”).

We plan to elect as soon as possible by the law and the advice and assistance of licensed tax professional to be treated for tax purposes as a regulated investment company, or RIC, under the Code. However, we have not generated any taxable income as of March 31, 2014.

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

Dividend Policy

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

ITEM 6 – SELECTED FINANCIAL DATA

Morris Business Development Company

	2013	2014

Statement of Operations Data:
Total revenues	15,250	5,100
Total Operating Expenses	27,861	22,875
Net income (loss)	(25,111)	(17,775)
Net income (loss) per common share from continuing operations	(0.00)	(0.00)

Balance Sheet Data:
Current assets	6,706	413
Total assets	6,706	413
Current liabilities	8,781	16,603
Total liabilities	8,781	16,603
Total stockholders’ deficit	2,075	15,650
Total dividends per common share	-	-

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

Results of Operations for the Years ended March 31, 2014 and 2013

Introduction

In 2013, our revenues were $15,250 compared to $5,100 in 2014, an decrease of approximately 66.6%. This decrease was a result of the start of our management assistance business development business in an improving economy.

Revenues and Loss from Operations

Our revenue, total operating expenses, and loss from operations for the year ended March 31, 2013 as compared to the year ended March 31, 2014 are as follows:

Year Ended

March 31, 2014	22,375

March 31, 2013	23,250

Change	0.04%

Loss from Operations 2014	$(17,275)

2013	(8,000)

Revenues for the year ended March 31, 2014 were $5,100 a decrease of $10,150 from $15,250, for the same period ended March 31, 2013. All of our revenue was generated by our business development services in the year ending March 31, 2014. The decrease in revenue is due to the start of our new business development venture.

Operating expenses were $22,375 and $23,250 for 2014 and 2013 respectively, for the year’s ended March 31, The operating expenses incurred during each of the years were:

Year Ended

March 31, 2014	17,275

March 31, 2013	23,250

Our other comprehensive income(loss) and net loss for the years ended March 31, 2013 and 2012 are as follows:

Year Ended

March 31, 2013	23,250 Year Ended

March 31, 2014	22,375 Percentage

During the twelve months ended March 31, 2014, other comprehensive loss decreased $12,500. Interest expense is $0 as of March 31, 2014 and 20133. The net loss for the year ended March 31, 2014 was $17,775, versus a net loss of $12,611 for the year ended March 31, 2013.

Liquidity and Capital Resources

Introduction

During the twelve months ended March 31, 2014, we had a negative cash flow from operations of ($3,293). Because our revenues are small, almost any change in our revenues or operating expenses has a material effect, and we anticipate that our net profit or loss, and operating profit or loss, will continue to vary widely from time period to time period.

Our cash and cash equivalents, marketable securities, accounts receivable, total current assets, total current liabilities, and total liabilities as of March 31, 2014, as compared to March 31, 2013 were as follows:

	March 31, 2014	March 31, 2013

Cash	$413	$3,706
Marketable securities	-	-
Accounts receivable	-	3,000
Total current assets	413	6,706
Total assets	413	6,706
Total current liabilities	16,063	8,781
Total liabilities	16,063	8,781

Cash Requirements

As of March 31, 2014, we had total shareholder deficit of $15,650. Our cash obligations are anticipated to increase substantially over the next 12 months. The cash would be utilized for operational expenses and general working capital. Funds will also be utilized for continued legal and professional fees as a result of legal securities filings and reserve or deposit requirements which are needed for our administrative support business. We intend for these funding requirements to be fulfilled through either equity or debt financing.

Sources and Uses of Cash

Operations

Net cash provided by (used in) operating activities for the twelve months ended March 31, 2014 and 2013 were $(9,893) and $(1,720), respectively. We hope to operate at approximately break-even before December 31, 2014 and generate a small positive cash flow from the operations of our BDC consulting activities.

Financing

Net cash provided by (used in) financing activities for the twelve months ended March 31, 2014 and 2013 were $6,600 and ($0), respectively.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we have very few assets and one eligible portfolio company, there is no quantitative information, as of the end of March 31, 2014, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies we anticipate there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Morris Business Development Company

Newport Beach, CA

I have audited the accompanying balance sheets of Morris Business Development Company and its subsidiaries (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2014 and 2013, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying consolidated financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

August 20, 2014

MORRIS BUSINESS DEVELOPMENT COMPANY
Balance Sheets

	March 31,	March 31,
	2014	2013
ASSETS		(Restated)
Current Assets
Cash and Cash Equivalents	$413	$3,706
Marketable Securities	-	-
Accounts Receivable	-	3,000

TOTAL ASSETS	$413	$6,706

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$9,463	$8,781
Related Party Payable	6,600	-
Total Liabilities	16,063	$8,781

Stockholders' Equity
Preferred Stock, $0.001 par value,10,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $0.001 par value; 40,000,000 shares authorized,
28,807,000 shares issued and outstanding at March 31, 2014
28,667,000 shares issued and outstanding at March 31, 2013,	28,807	28,667
Additional paid-in capital	929,519	925,459
Deficit	(938,104)	(920,329)
Accumulated other comprehensive loss	(35,872)	(35,872)
Total Stockholders' Equity (Deficit)	(15,650)	(2,075)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$413	$6,706

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statements of Operations

For the years ended March 31,

	2014	2013
Revenue		(Restated)
DVD/CD replication	$5,100	$15,250
Consulting	-	-
Total Revenue	5,100	15,250
Cost of Sales	-	-
Gross Profit	5,100	15,250
General and Administrative Expenses
Professional Fees	13,664	11,446
Consulting	4,200	7,550
Other general and administrative expenses	5,011	8,865
Total general and administrative expenses	22,875	27,861
Interest expense	-	-
Net Loss before other comprehensive loss	(17,775)	(12,611)
Other comprehensive loss	-	(12,500)

Net Loss and Other Comprehensive Loss	(17,775)	(25,111)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
- basic and diluted	28,703,055	28,677,000

The accompanying notes are an integral part of these financial statements.

 Statement of Stockholders' Equity

For the period April 1, 2006 through March 31, 2013

					Accumulated
	Common Stock		Additional		Other	Total
	Number of		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficit

Beginning balance as of April 1, 2006	13,000,000	$13,000	$55,600	$(269,490)	-	$(200,890)
Net loss for the year	-	-	-	(49,444)	-	(49,444)
Balances, March 31, 2007	13,000,000	$13,000	$55,600	$(318,934)		$(250,334)

Capital contribution	-	-	2,667	-	-	2,667
Unrealized gain on marketable security	-	-	-	-	16,250	16,250
Net loss for the year	-	-	-	(37,272)	-	(37,272)
Balances, March 31, 2008	13,000,000	$13,000	$58,267	$(356,206)	$16,250	$(268,689)

Capital contribution	-	-	3,999	-	-	3,999
Beneficial conversion	-	-	415,000	-	-	415,000
Unrealized loss on marketable security	-	-	-	-	(25,000)	(25,000)
Net loss for the year	-	-	-	(480,347)	-	(480,347)
Balances, March 31, 2009	13,000,000	$13,000	$477,266	$(836,553)	$(8,750)	$(355,037)

Net loss for the year	-	-	-	(47,750)	-	(47,750)
Balances, March 31, 2010	13,000,000	$13,000	$477,266	$(884,303)	$(8,750)	$(402,787)

Shares issued for debt settlement	10,667,000	10,667	309,333	-	-	320,000
Contribution of liabilities	-	-	57,109	-	-	57,109
Net loss for the year	-	-	-	(16,115)	(14,622)	(30,737)
Balances, March 31, 2011	23,667,000	23,667	843,708	(900,418)	(23,372)	$(56,415)

Outstanding shares corrected	5,000,000	5,000	(5,000)	-	-	-
Contribution of note payable	-	-	50,968	-	-	50,968
Contribution of liabilities	-	-	35,783	-	-	35,783
Net loss for the year	-	-	-	(7,300)	-	(7,300)
Balances, March 31, 2012	28,667,000	28,667	925,459	(907,718)	(23,372)	23,036

Impairment of marketable security	-	-	-	-	(12,500)	(12,500)
Net loss for the year	-	-	-	(12,611)	-	(12,611)

Balances, March 31, 2013	28,667,000	28,667	925,459	(920,329)	(35,872)	(2,075)

12/27/13 Shares issued svcs	140,000	140	4,060	-	-	4,200

Net Loss for the year	-	-	-	(17,775)	-	(17,775)

Balance March 31, 2014	28,807,000	28,807	929,519	(938,104)	(35,872)	(15,650)

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

Statement of Cash Flows

for the years ended March 31,

	2014	2013
		(restated)
OPERATING ACTIVITIES
Net loss	$(17,775)	$(12,611)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for consulting and office expense	4,200	-
Impairment of marketable securities	-	-
Change in operating assets and liabilities:
Accounts receivable	3,000	4,500
Accounts payable	682	6,391
Accrued Interest	-	-
Net cash (used by) operating activities	(9,893)	(1,720)

FINANCING ACTIVITIES
Loan from related party	6,600	-
Shares issued for debt settlement	-	-
Reclassification of related party loans	-	-
Contribution of liabilities	-	-
Net cash provided by financing activities	6,600	-

NET INCREASE ( DECREASE) IN CASH	(3,293)	(1,720)

CASH, BEGINNING OF PERIOD	3,706	5,426

CASH, END OF PERIOD	$413	$3,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-
Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MORRIS BUSINESS DEVELOPMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND MARCH 31, 2013

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On April 1, 1998, Morris Business Development Company (the “Company”), was incorporated under the laws of the state of California.

The Company is engaged in providing services for the development and growth of both American public and private stock companies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates. Such estimates include management’s assessments of the carrying value of certain assets, useful lives of assets, and related depreciation and amortization methods applied.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2014 and March 31 2013, the Company had no cash equivalents.

Fair value of financial instruments

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) 820 (the “Fair Value Topic”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements.

The Fair Value Topic defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. It also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

Fair value of financial instruments

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

A) Market approach—Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

B) Cost approach—Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

C) Income approach—Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques, and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date. An active market for an asset or liability is a market in which transactions for the asset or liability occur with significant frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that are market participants would use in pricing the asset or liability.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable, accrued expenses, and deferred revenue approximate their fair value because of the short maturity of those instruments. The Company’s note payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and 2013.

The Company had no assets and/or liabilities measured at fair value on a recurring basis for as of March 31, 2014 and 2013, respectively, using the market and income approaches.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of three (3) years for equipment, five (5) years for automobile, and seven (7) years for furniture and fixtures. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB ASC for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. In addition, the Company records allowances for accounts receivable that are estimated to not be collected.

Income taxes

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation (“ASC No. 718”).  Under ASC No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by ASC No. 718.  FASB ASC No. 505, Equity Based Payments to Non-Employees,defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB ASC.

Net income (loss) per share

The Company computes basic and diluted earnings per share amounts pursuant to section 260-10-45 of the FASB ASC. Basic earnings per share is computed by dividing net income (loss) available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted earnings per share is computed by dividing net income (loss) available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

There were no potentially dilutive shares outstanding as of March 31, 2014 and 2013, respectively.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space provided by president

The Company has been provided office space by its majority shareholder, at no cost. Management has determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Loan Payable to Officer

The Company from time to time receives advances from its officer for ongoing expenses. At March 31, 2014 the amount owed was $6,600. Terms indicate repayment without interest upon demand.

Compensation Paid to Officer

The Company’s officer received in 2012 $7,550 in compensation categorized as consulting fees and shown in the statement of operations. In 2014 the Company issued shares valued at market resulting in an expense of $4,200.

NOTE 5 – STOCKHOLDERS’ EQUITY

On December 27, 2013 the Company issued 140,000 shares of stock to its officer in exchange for services. The shares were valued at market which was .03 per share resulting in stock compensation expense of $4,200 which is shown in the statement of operations under consulting expense.

NOTE 6 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Deferred Tax Assets – Non-current:

NOL Carryover	$518,904	$505,329
Payroll Accrual	-	-
Less valuation allowance	(518,904)	(505,329)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the period ended March 31, 2014 and 2013 due to the following:

	2014	2013

Book Income	$(17,775)	$(12,611)
Meals and Entertainment	-	-
Stock for Services	4,200	-
Accrued Payroll	-	-
Valuation allowance	13,575	12,611
	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

NOTE 8 – RESTATED FINANCIAL STATEMENTS

The Company has restated its March 31, 2013 financial statements to include a liability not recognized. The Effect on the financials are indicated below:

Balance Sheet 03/31/2012	Corrected	As Originally Shown	Difference

Total Assets	6,706	6,706	-
Liabilities	8,781	4,170	(4,611)
Common Stock	28,667	28,667	-
Additional Paid in Capital	925,459	925,459	-
Accumulated Deficit	(920,329)	(915,718)	4,611
Other Comprehensive	(35,872)	(35,872)	-
Total Equity	(2,075)	2,536	(4,611)

Statement of Operations
Total Gross Profit	15,250	15,250	-
Total Expenses	27,861	23,250	(4,611)
Net Loss	(12,611)	(8,000)	(4,611)

Statement of Cash Flows
Net Cash used in operations	(1,720)	(1,720)	-
Net (Decrease) in Cash	(1,720)	(1,720)	-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 28, 2014, the Company dismissed JPDH and Company (“JPDH”) as the independent registered public accounting firm for the Company effective immediately.

JPDH was retained on February 11, 2014. During the Company's 2014 fiscal year and through the date of this Current Report on Form 8-K, (1) there were no disagreements with JPDH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of JPDH, would have caused JPDH to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On July 28, 2014, the Company’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended March  31, 2014, 2013 and 2012 through July 28, 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with JPDH or a reportable event with respect to JPDH.

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

ITEM 9B. OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2014 that was not reported.

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

Name	Age	Position(s)
George Morris, Ph.D.	75	Chairman of the Board (1998); President (2007); Chief Executive Officer (2007); Chief Financial Officer and Secretary (1998)

Paul Rademaker	69	Director (2011)

Charles Yesson	80	Director ()

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

ITEM 11 – EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended March 31, 2013 (“Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards*	Total

George Morris, Chairman, CEO	2014	$000	$0	0	$000
	2013	$000	$0	0	$000

*	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

Employment Contracts

We currently do not have any employment agreements with our officers.

Other Compensation

There are no annuity, pension or retirement benefits proposed to be paid to our officers, directors, or employees in the event of retirement at normal retirement date as there was no existing plan as of March 31, 2013, provided for or contributed to by us.

Director Compensation

The following table sets forth director compensation as of March 31, 2010:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

George Morris	0	0	0	0	0	0	0

Charles Yesson	0	0	0	0	0	0	0

Paul Rademaker	0	0	0	0	0	0	0

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2014, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Nature of Affiliation	Common Stock Ownership	Percentage of Common Stock Ownership (2)

George Morris (3)	Director	18,752,967	65.10%

L&M Media, Inc. (3)	George Morris Beneficial - Owner	2,672,690	9.28%

Apple Realty, Inc.	George Morris Beneficial	5,000,000	17.36%

All Officers and Directors as a Group (2 persons)		26,425,657	91.73%

(1)	Unless stated otherwise, the address of each beneficial owner is c/o Box 443 Avenue G, , Redondo Beach, CA 90277.

(2)	Unless otherwise indicated, based on 28,807,000 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Mr. Morris is the registered/beneficial holder of 26,425,657 shares of our common stock but is attributed the combined shares of 23,752,967 held by Hollywood Riviera Studios/Apple Realty, Inc. and L&M Media, Inc. (2,672,690 shares), because he exercises voting and/or dispositive power over the securities held by Hollywood Riviera Studios and L&M Media, Inc.

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

The basis of his control is set forth below:

●	Mr. Morris directly owns 65.10% of our issued and outstanding common stock;

●	Mr. Morris owns 100% of Apple Realty, Corp which owns 17.36% of our issued and outstanding common stock; and

●	Mr. Morris owns 100% of L&M Media, Inc. which owns 9.28% of our issued and outstanding common stock.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal years ended March 31, 2013 and 2014, our principal independent accountant billed us $5,500 and $5,000, respectively, in fees for professional services for the audit of our annual financial statements and review of financial statements included in our Forms 10-K and 10-Q. For the year ended March 31, 2014, the estimated fees are $6,000.

Audit – Related Fees

During the fiscal years ended March 31, 2013 and 2014, our principal independent accountant billed us $1,200 and $1,000, respectively, in fees for assurance and related services related to the performance of the audit and review of our financial statements.

Tax Fees

During the fiscal years ended March 31, 2014, our principal independent accountant billed us $0 in fees for professional services for tax planning and preparation.

All Other Fees

During the fiscal years ended March 31, 2014, our principal independent accountant billed $0 for any other fees.

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

Morris Business Development Company

Dated: August 21, 2014	By:	/s/ George Morris
George Morris, President and CEO

